Form 10QSB
period 1996-06-30
ON SITE SOURCING INC
filed 1996-08-22
CIK 1012141

                                     FORM 10-Q SB


                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  June 30, 1996

                                          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from        to


                      COMMISSION FILE NUMBER            333-3544

                                ON-SITE SOURCING, INC
                (Exact name of registrant as specified in its charter)

               DELAWARE                                     54-1648470
(State or other jurisdiction of            (IRS Employer Identification Number)
    incorporation or organization)

                 1111 N. 19TH STREET, SUITE 404, ARLINGTON, VA 22209 (Address of principal executive offices) (Zip Code)

          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (703) 276-1123

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES   X    NO

REGISTRANT HAD 2,586,955 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 30, 1996.

                                ON-SITE SOURCING, INC.

                                  TABLE OF CONTENTS


Part I.  Financial Information.                                        PAGE NO.

         Item 1.  Financial Statements

         Balance sheets -
           June 30, 1996 and December 31, 1995                            3

         Statements of Earnings -
           three and six months ended June 30, 1996 and 1995              4

         Statements of Stockholders Equity
            six months ended June 30, 1996 and 1995                       5

         Statements of Cash Flows -
           six months ended June 30, 1996 and 1995                        6

         Notes to financial statements                                 7-11

         Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                       12-13


Part II. Other Information


         Signatures                                                      14

                                ON-SITE SOURCING, INC.

                                    BALANCE SHEETS


                        ASSETS
                                                                 JUNE 30,    DECEMBER 31,
                                                                   1996         1995
                                                                   ----         ----
                                                               (UNAUDITED)    (AUDITED)
Current Assets
Cash  . . . . . . . . . . . . . . . . . . . . . . . .        $      52,156  $      38,116
Accounts Receivable, Net. . . . . . . . . . . . . . .            1,409,266        809,927
Prepaid supplies. . . . . . . . . . . . . . . . . . .              121,411         54,407
                                                              -------------  -------------

Total Current Assets. . . . . . . . . . . . . . . . .            1,582,833        902,450

Fixed Assets, net . . . . . . . . . . . . . . . . . .              943,152        500,056
Deferred Offering Costs . . . . . . . . . . . . . . .              406,669         65,585
Other Assets. . . . . . . . . . . . . . . . . . . . .               35,511          9,944
                                                              -------------  -------------

                                                             $   2,968,165  $   1,478,035
                                                              -------------  -------------
                                                              -------------  -------------



        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable - trade. . . . . . . . . . . . . . .        $     645,304  $     506,695
Accrued and other liabilities . . . . . . . . . . . .              289,888        148,693
Line of credit and other borrowings . . . . . . . . .              640,000        260,000
Current portion of long-term debt . . . . . . . . . .              129,611         81,954
Deferred Taxes. . . . . . . . . . . . . . . . . . . .               28,500              -
                                                              -------------  -------------

Total Current Liabilities . . . . . . . . . . . . . .            1,733,303        997,342

Long-term Debt, net of current portion. . . . . . . .              286,761        125,384

Deferred Rent . . . . . . . . . . . . . . . . . . . .               95,588         83,626

Commitments and Contingencies . . . . . . . . . . . .                    -              -

Stockholders' Equity
Common stock, $01 par value, 20,000,000 shares
authorized, 2,586,955 and  2,187,000 shares issued
  and outstanding . . . . . . . . . . . . . . . . . .               25,870         21,870
Preferred stock, $01 par value, 1,000,000
   authorized, no shares issued and outstanding . . .                    -              -
Additional paid-in capital. . . . . . . . . . . . . .              934,842        488,140
Accounts and notes receivable-shareholders. . . . . .              (50,400)             -
Accumulated deficit . . . . . . . . . . . . . . . . .              (57,799)      (238,327)
                                                              -------------  -------------

                                                                   852,513        271,683
                                                              -------------  -------------

                                                             $   2,968,165  $   1,478,035
                                                              -------------  -------------
                                                              -------------  -------------


      The accompanying notes are an integral part of these financial statements.

                                ON-SITE SOURCING, INC.

                                STATEMENTS OF EARNINGS
                                     (UNAUDITED)



                                                              SIX MONTHS ENDED            THREE MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                          1996           1995           1996           1995
                                                          ----           ----           ----           ----

Revenue . . . . . . . . . . . . . . . . . . . . .   $  3,726,561   $  2,252,401   $  1,929,541   $  1,100,683
Costs and Expenses
       Cost of sales. . . . . . . . . . . . . . .      2,794,009      1,720,020      1,435,407        841,401
       Selling and shipping . . . . . . . . . . .        308,870        151,326        160,810         70,579
       Administration . . . . . . . . . . . . . .        386,585        246,413        198,097        122,576
                                                     ------------   ------------   ------------   ------------

                                                       3,489,464      2,117,759      1,794,314      1,034,556
                                                     ------------   ------------   ------------   ------------

Earnings from Operations. . . . . . . . . . . . .        237,097        134,642        135,227         66,127

Other Income (Expense)
       Other Income . . . . . . . . . . . . . . .         21,473              -              -              -
       Other expense, primarily interest. . . . .        (49,542)       (55,126)       (17,860)       (42,520)
                                                     ------------   ------------   ------------   ------------

Earnings Before Income  Taxes . . . . . . . . . .        209,028         79,516        117,367         23,607
Income Taxes. . . . . . . . . . . . . . . . . . .         28,500              -         28,500              -
                                                     ------------   ------------   ------------   ------------


Net Earnings. . . . . . . . . . . . . . . . . . .   $    180,528   $     79,516   $     88,867   $     23,607
                                                     ------------   ------------   ------------   ------------
                                                     ------------   ------------   ------------   ------------


Net earnings per share. . . . . . . . . . . . . .   $        0.07  $        0.03  $        0.03  $        0.01
                                                     ------------   ------------   ------------   ------------

Average number of Common Shares and Common Share
   Equivalents outstanding during the period. . .      2,648,377      2,648,377      2,648,377      2,648,377
                                                     ------------   ------------   ------------   ------------
                                                     ------------   ------------   ------------   ------------


     The accompanying notes are an integral part of these financial statements.

                                ON-SITE SOURCING, INC.

                          STATEMENTS OF STOCKHOLDERS' EQUITY
                                     (UNAUDITED)



                                                                     For the six months ended June 30, 1996
                                              ------------------------------------------------------------------------------------
                                                                          Additional      Accounts
                                                Common         Common       Paid-In       and Notes    Accumulated
                                                Shares          Stock       Capital      Receivable      Deficit            Total
                                                ------          -----       -------      ----------      -------            -----

Balance at January 1, 1996....               2,187,000      $  21,870     $  488,140     $        -    $  (238,327)    $  271,683
Sale of Common Stock..........                 399,955          4,000        446,702              -              -        450,702
Accounts and Notes                                                                                -                             -
  Receivable-shareholders.....                       -              -              -       (115,000)             -       (115,000)
  Payments received                                  -              -              -         64,600              -         64,600
Net Earnings for the Period...                       -              -              -              -        180,528        180,528
                                             ---------      ---------     ----------     ----------     ----------     ----------

Balance at June 30, 1996......               2,586,955      $  25,870     $  934,842     $  (50,400)    $  (57,799)    $  852,513
                                             ---------      ---------     ----------     ----------     ----------     ----------
                                             ---------      ---------     ----------     ----------     ----------     ----------


                                                                     For the six months ended June 30, 1995
                                              ------------------------------------------------------------------------------------
                                                                          Additional      Accounts
                                                Common         Common       Paid-In       and Notes    Accumulated
                                                Shares          Stock       Capital      Receivable      Deficit            Total
                                                ------          -----       -------      ----------      -------            -----

Balance at January 1, 1995....               2,187,000      $  21,870     $  488,140     $        -     $ (313,955)    $  196,055

Net Earnings for the Period...                       -              -              -              -         79,516         79,516
                                             ---------      ---------     ----------     ----------     ----------     ----------

Balance at June 30, 1995......               2,187,000      $  21,870     $  488,140     $        -     $ (234,439)    $  275,571
                                             ---------      ---------     ----------     ----------     ----------     ----------
                                             ---------      ---------     ----------     ----------     ----------     ----------


      The accompanying notes are an integral part of these financial statements.

                                ON-SITE SOURCING, INC.

                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                  JUNE 30,       JUNE 30,
                                                                    1996           1995
                                                                    ----           ----

Increase (Decrease) in Cash
Cash Flows from Operating Activities
     Net Earnings . . . . . . . . . . . . . . . . . . . . .     $  180,528      $  79,516
                                                                  ---------       --------

 Adjustments to reconcile net earnings to net cash from Operations
  Depreciation. . . . . . . . . . . . . . . . . . . . . . .         84,745         45,903
  Changes in assets and liabilities
   Increase in accounts receivable. . . . . . . . . . . . .       (599,339)      (161,921)
   (Increase) decrease in prepaid supplies. . . . . . . . .        (67,004)         3,880
   Increase in other assets . . . . . . . . . . . . . . . .        (25,567)        (1,495)
   Increase in accounts payable . . . . . . . . . . . . . .        138,609        139,885
   Increase in accrued liabilities. . . . . . . . . . . . .        141,195         45,640
   Increase in deferred taxes . . . . . . . . . . . . . . .         28,500              -
   Increase in deferred rent. . . . . . . . . . . . . . . .         11,962          5,215
                                                                  ---------       --------

Total Adjustments . . . . . . . . . . . . . . . . . . . . .       (286,899)        77,107
                                                                  ---------       --------

Net Cash (Used in) Provided by Operating Activities . . . .       (106,371)       156,623
                                                                  ---------       --------

Cash Flows Used in Investing Activities
  Capital expenditures. . . . . . . . . . . . . . . . . . .       (527,841)       (96,219)

Cash Flows from Financing Activities
  Proceeds from sale of common stock. . . . . . . . . . . .        400,302              -
  Borrowings under long-term debt agreements. . .                  251,359              -
  Payments under long-term debt agreements. . .                    (42,325)       (45,910)
  Borrowings under short-term debt agreements . . . . . . .        250,000              -
  Net borrowings under line of credit . . . . . . . . . . .        130,000             34
  Deferred offering costs . . . . . . . . . . . . . . . . .       (341,084)             -
                                                                  ---------       --------

Net Cash Provided by (Used in) Financing Activities . . . .        648,252        (45,876)
                                                                  ---------       --------

Net Increase in Cash. . . . . . . . . . . . . . . . . . . .         14,040         14,528
Cash at Beginning of Period . . . . . . . . . . . . . . . .         38,116          7,965
                                                                  ---------       --------

Cash at End of Period . . . . . . . . . . . . . . . . . . .     $   52,156      $  22,493
                                                                  ---------       --------
                                                                  ---------       --------


      The accompanying notes are an integral part of these financial statements.

ON-SITE SOURCING, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

- --------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- --------------------------------------------------------------------------------

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


    The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.


    In the opinion of management, the accompanying condensed financial statements reflect all necessary adjustments and reclassifications that are necessary for fair presentation for the periods presented. The results of operations for the six month period ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.
    For further information, refer to the financial statements and the related footnotes included in the Company's audited financial statements for the year ended December 31, 1995.


    REVENUE RECOGNITION

    Revenue from reprographic services is recognized on a per copy basis upon completion of the services. Revenue from facilities management is recognized based on monthly fixed fees and, in certain cases, variable per copy fees, as contained in facilities management agreements. Revenue from the sale of refurbished copiers is recognized when the copiers are shipped and transfer of title occurs.


    FIXED ASSETS

    Fixed assets consists of copy center equipment, office furniture and fixtures, and delivery equipment. Depreciation is provided for in sufficient amounts to relate the cost of depreciable assets to operations over their estimated service lives, ranging from three to seven years. The straight line method is followed for financial reporting purposes. Accelerated methods are used for tax purposes.

    CAPITALIZED SOFTWARE

    The Company capitalizes certain initial software development costs incurred after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction over the lesser of the expected sales cycle or estimated economic life. Capitalized software costs are included in Fixed Assets and are not material at June 30, 1996. The unamortized capitalized costs are reduced to an amount not to exceed the future net realizable value at each balance sheet date.

ON-SITE SOURCING, INC.

(UNAUDITED)

- --------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- --------------------------------------------------------------------------------

    INCOME TAXES

    The provision for income taxes presented in the statements of earnings is based upon the estimated effective tax rate at fiscal year end, and is largely determined by management's estimate as of the interim date of projected taxable income for the entire fiscal year.

    EARNINGS PER COMMON SHARE

    The Company's common stock was split 100-for-one and 18-for-one in March 1995 and February 1996, respectively. All earnings per share amounts in the financial statements have been restated to give effect to the stock splits.

    Earnings per common share is based on the weighted average number of common shares and, if dilutive, common equivalent shares outstanding during each year. Such average shares include the weighted average number of common shares outstanding (2,187,000 in 1996 and 1995) plus the shares issuable upon exercise of stock options and warrants after the assumed repurchase of common shares with the related proceeds (461,377 in 1996 and 1995).
    Options and warrants granted, as well as certain shares issued during the one-year period prior to the initial public offering (see Note G), are treated as outstanding in calculating earnings per share for both periods presented.


NOTE B--CREDIT FACILITIES

    At June 30, 1996, the Company had available a $450,000 working capital line of credit at the bank's prime rate (8.25%) plus 1%, which is due on demand. The credit facility is collateralized by the assets of the Company and guaranteed by the Company's chairman, and the Company's president and his spouse. Borrowings under the working capital line of credit at June 30, 1996 were $390,000.

    The above note is subject to certain covenants; at various times throughout the period the Company was in violation of certain covenants. The banks have waived their rights under the default provisions through December 31, 1996, in connection with the violation of the covenants.

    In addition, the Company had other short term borrowing facilities at June 30, 1996 of $100,000 from the underwriter and $150,000 from a bank with interest rates of 7.75% and 10.25%, respectively. The notes are payable on demand.

ON-SITE SOURCING, INC.

(UNAUDITED)

- --------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- --------------------------------------------------------------------------------

    On January 30, 1996, the Company borrowed $32,000 from a bank. The note is payable in equal monthly installments of $1,000 plus 10.5% variable interest (prime plus 2%) maturing in October 1998. Certain notes are subject to covenants and are collateralized by the assets of the Company, and guaranteed by the Company's chairman and the Company's president and his spouse.

    The Company has retired all of the above described bank debt, credit facilities and short term borrowings with the proceeds of the Company's initial public offering subsequent to June 30, 1996.

NOTE C--RELATED PARTY TRANSACTIONS


    TRANSACTIONS WITH AN OFFICER/SHAREHOLDER

    During the six months ended June 30, 1996, the Company recorded the following transaction with an officer/shareholder:

    - During the six months ended June 30, 1996, the Company incurred approximately $157,600 for legal services rendered by the officer/shareholder. Included in the accounts payable as of June 30, 1996, is approximately $104,000 in legal fees due to the officer/shareholder.


    TRANSACTIONS WITH A SHAREHOLDER

    During the six months ended June 30, 1996, the Company recorded the following transactions with a shareholder:

    - During the six months ended June 30, 1996, the Company recorded revenue of approximately $166,400 for services provided to a shareholder under a facilities management agreement. Included in accounts receivable as of June 30, 1996, is approximately $57,450 due from the shareholder.

    - In March 1996, the Company entered into a two-year consulting agreement with its underwriters/shareholder for financial and investment banking services totaling $60,000 to be paid from the proceeds of the initial public offering which was completed on July 9, 1996.

ON-SITE SOURCING, INC.

(UNAUDITED)

- --------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 1996 AND 1995


    ACCOUNTS AND NOTES RECEIVABLE -- SHAREHOLDERS

    - The company had a note receivable from an officer/director for $89,900 in connection with the exercise of stock options. The balance of the note at June 30, 1996 was $50,400. In addition, $25,000 was due from a shareholder in connection with the purchase of shares. This amount was paid on April 1, 1996.

NOTE D--COMMITMENTS


    The Company has annual rental and lease commitments with a term of one year or more. Effective March 1, 1996, the Company expanded its Arlington, Virginia, production facility by approximately 5,100 square feet, and executed an amendment to its lease agreement. Under the terms of the amended lease agreement, the lease has been extended to December 1999, and the annual minimum lease expense has increased from $95,000 to $154,000.

    The Company has entered into a lease agreement to expand its operations to New York City. The lease is for a period of ten years and expires on October 31, 2006. The annual lease obligation giving effect for step increases as called for in the agreement is approximately $140,000.

    The Company entered into a new lease obligation for its Frederick, Maryland location for approximately 2,500 square feet. The lease has a term of five years and expires on May 31, 1999. The annual minimum lease obligation under the lease is $15,000.


NOTE E--INCENTIVE STOCK OPTION PLAN


    In 1995, the Company adopted an incentive stock option plan, under which a pool of 510,000 shares has been reserved. The plan is administered and terms of option grants are established by the Board of Directors. Under the terms of the plan, options may be granted to the Company's employees to purchase shares of common stock. Options become exercisable ratably over a vesting period as determined by the Board of Directors, and expire over terms not exceeding ten years from the date of grant, three months after termination of employment, or one year after the death or permanent disability of the employee. The Board of Directors determines the option price (not less than fair market value) at the date of grant.

    Pursuant to an employment agreement, the Company had outstanding options to sell 162,000 shares of common stock to an officer/director of the Company at an exercise price of $.56 per share. The options, which were fully vested during 1994, were exercised on March 29, 1996 for $90,000. In connection with the exercise of the options, the Company loaned $89,900 to the officer/director. The loan bears interest at 6% per year with the remaining principal and interest due April 1, 1998. The balance of the note on June 30, 1996 was $50,400.

ON-SITE SOURCING, INC.

(UNAUDITED)

- --------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- --------------------------------------------------------------------------------

    At June 30, 1996, the Company had outstanding options to sell 126,000 shares of common stock to an officer/director at an exercise price of $1.11 per share. As of June 30, 1996, the options are fully vested. The options expire in December, 2000.

    The Company has outstanding employee stock options for 207,000 shares of common stock at exercise prices ranging from $1.11 to $1.39 per share. As of June 30, 1996, 72,000 of the shares are vested with the remainder scheduled to vest through December 1998. The options expire through December 2000.


NOTE F--CONCENTRATION OF CREDIT RISK


    Because of the nature of the Company's business, sales to a few customers, primarily national law firms, have accounted for a significant percentage of sales. During the six months ended June 30, 1996, one customer accounted for approximately 10% of total gross sales.


NOTE G--PUBLIC OFFERING


    On December 18, 1995, the Company executed a letter of intent for a proposed initial public offering, whereby the Company was to offer 960,000 units, each consisting of two shares of common stock, $.01 par value and one common stock purchase warrant, to the public at a price of $6.25 per unit. The warrants are redeemable by the Company for $.01 per warrant, upon 30 days prior written notice, provided the average closing bid price of the common stock for ten consecutive days prior to the date of the redemption notice is $7.00 or more per share. The Company has also granted the underwriters an option to purchase up to 144,000 additional units, exercisable for a period of 45 days after the offering is commenced, solely to cover overallotments. Upon the closing of the initial public offering, the underwriters were granted warrants to purchase up to an aggregate of 96,000 units at $10.00 per unit. The warrants are exercisable during a four-year period commencing one year from the date of the initial public offering. The registration statement was declared effective on July 9, 1996 and the public offering was completed on that date.

    The gross proceeds from the offering were $6,000,000. The net proceeds to the Company after deducting offering costs were $4,912,381. In connection with the offering, 1,920,000 shares of common stock and 1,069,123 warrants were issued. In addition, the underwriter exercised a portion of its overallotment option on August 15, 1996. The Company issued an additional 140,200 units and received net proceeds of $762,338.

       MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                      OPERATIONS


Six Months 1996 Vs. 1995
- ------------------------

Revenue for the six months ended June 30, 1996 increased 65% to $3,726,561 as compared to $2,252,401 recorded for the six months ended June 30, 1995. The revenue increase resulted in an increase in gross profit from $532,381 to $932,552, an increase of $400,171, or 75%, over the same period in 1995. The principal reason for the increase is increased volume of work orders fulfilled by increased capacity at the Rosslyn, VA reprographic facility, increased sales volume at the Philadelphia facility and the Atlanta facility becoming fully operational.

For the six months ended June 30, 1996 cost of sales increased $1,073,989 or 62% over the same period in 1995. In relation to sales, costs of sales and related gross margin improved due to the acquisition of equipment previously leased, volume purchasing discounts and increased production per labor hour. As a percentage of revenue, cost of sales decreased by 1.4% for the six months ended June 30, 1996 as compared to the same period in 1995.

Selling and shipping increased 104% or $157,544 over the same period last year due to the addition of personnel, higher commissions associated with increased revenue, and expansion into new markets.

Administration expenses for the six months ended June 30, 1996 increased $140,172 or 57% over the same period last year due primarily to increases in staffing and personnel costs, professional fees, and travel associated with the expansion into new markets. As a percentage of revenue, administration expenses decreased by 0.5% for the six months ended June 30, 1996 as compared to the same period in 1995.

OTHER EXPENSES, PRIMARILY INTEREST

Other expenses decreased 10% or $5,584 over the first six months of 1995 due to the purchase by the Company of equipment previously under capital leases resulting in lower interest expense.

EARNINGS

Earnings from operations increased 131%, to $237,097 over the six months ended June 30, 1995. The increase is due to a $1,474,160 increase in revenue, which resulted in an increase in gross profit of $400,171 over the same period in 1995. Increases in gross profit were offset by increased selling and administration over the same period last year of $297,716. As a result, earnings from operations increased by $102,455. For the period ending June 30, 1996 every additional dollar of revenue over the same period in 1995 resulted in additional gross margin of $0.27. Net earnings increased 127% to $180,528 from $79,516 over the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES AT JUNE 30, 1996 AND SUBSEQUENT ACTIVITY

The Company has been dependent on loans from financial institutions, as well as private placements of equity securities to finance its working capital needs.

The start up costs associated with the expansion into new markets has had a negative impact on the liquidity of the Company during the period. The Company met its obligations as they became due through aggressive management of its accounts receivable and supplies, and by obtaining bridge financing through private placements of its equity securities.

On July 9, 1996 the Company's registration statement was declared effective and its initial public offering has been completed. Approximately $1,500,000 of the net proceeds totaling $4,912,381 were used to retire its credit facilities, bank loans and other borrowings, bridge financing and accounts payable. In addition, the Company is actively negotiating the buy out of certain equipment leases at terms considered favorable by the Company.

On August 15, 1996 the Company also received $762,338 in connection with the underwriters exercise of the overallotment option to the extent of 140,200 units.

The Company anticipates that the net proceeds from the initial public offering, the exercise of the overallotment options, together with cash flow from operations, existing cash balances and periodic borrowings under the Company's bank line of credit will be adequate to meet the Company's expected cash requirements for the next twelve months. There can be no assurances that unforeseen events may not require more working capital than the Company has at its disposal.


Three Months 1996 Vs. 1995
- --------------------------

Revenue for the three months ended June 30, 1996 increased 75% to $1,929,541 as compared to $1,100,683 for the three months ended June 30, 1995. Cost of sales and the related gross margin showed a slight improvement over the first quarter of 1996 with the Atlanta operation nearing profitability. The principal reasons for the increases in operations for the three months ended June 30, 1996 vs. 1995 are outlined in the discussion of the six month results. There were no material items adversely impacting the financial position of the Company.

Current liabilities exceeded Current assets by $150,407 at June 30, 1996, due to additional bridge financing required to fund operations and related costs associated with the initial public offering.

For the three months ended June 30, 1996 earnings from operations increased 104% or $69,100 over the three months ended June 30, 1995 and increased 33% or $33,652 over the first three months of 1996. The increase in earnings from operations is attributable to a $234,852, or 90% increase in gross margin, from $259,282 to $494,134 on an increase in revenue of $828,858 to $1,929,541 over the comparable period in 1995. The increase in gross margin was offset by increases in selling and administration over the same period in 1995 of $165,752, an 85% increase.

Net earnings for the three months ending June 30, 1996 increased by $65,260 to $88,867, a 276% increase over the same period last year. As discussed above, the increase in net earnings is primarily attributed to increases in gross margin due to higher revenue, offset by increases in selling and administration.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       On-Site Sourcing, Inc.
                                  ---------------------------


Date:    August 22, 1996          By:  /s/Christopher  J.  Weiler
         ----------------              -------------------------------
                                       Christopher  J.  Weiler
                                       President and CEO


                                  By:  /s/Randall C. Reitz
                                       -------------------------------
                                       Randall C. Reitz
                                       Chief Financial Officer