Form 10QSB
period 1996-09-30
ON SITE SOURCING INC
filed 1996-11-13
CIK 1012141

                                     FORM 10-Q SB


                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended     SEPTEMBER 30, 1996
                                   -------------------------------

                                          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from              to
                                   ------------    -------------

                 Commission File Number           0-20947
                                        -------------------------

                                  ON-SITE SOURCING, INC
               (Exact name of registrant as specified in its charter)

            DELAWARE                                   54-1648470
   ------------------------------             ---------------------------
  (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                 Identification Number)

               1111 N. 19TH  STREET, SUITE 404, ARLINGTON, VA 22209
              ------------------------------------------------------
                (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code  (703) 276-1123
                                                        -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES   X    NO
                                                  -------    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996.

     COMMON STOCK 0.01 PAR VALUE                     NUMBER OF SHARES
     ---------------------------                     ----------------
            NO CLASS                                     4,787,355

   PREFERRED STOCK 0.01 PAR VALUE
   ------------------------------
           NO CLASS                                         NONE

                            ON-SITE SOURCING,INC.

                                    INDEX





PART I.        FINANCIAL INFORMATION.                               Page No.

               Item 1.  Financial Statements

               Balance sheets -
                 September 30, 1996 and December 31, 1995               3

               Statements of Earnings -
                 three and nine months ended September 30, 1996
                   and 1995                                             4

               Statements of Stockholders Equity
                  nine months ended September 30, 1996 and 1995         5

               Statements of Cash Flows -
                 nine months ended September 30, 1996 and 1995          6

               Notes to financial statements                         7-11

               Item 2.  Management's Discussion and Analysis of
                           Financial Condition and
                           Results of Operations.                   12-14


PART II.       OTHER INFORMATION

               SIGNATURES                                              15

               Item 6. Exhibit 10(a). Agreement dated September 23, 1996 between the Company and Joseph Sciacca

                       ON-SITE SOURCING, INC.
                          BALANCE SHEETS

        ASSETS
                                    SEPTEMBER 30,      DECEMBER 31,
                                       1996                1995
                                     (UNAUDITED)         (AUDITED)
                                    -------------      ------------
Current Assets
Cash and cash equivalents            $  3,784,883     $     38,116
Accounts Receivable, Net                2,136,793          809,927
Prepaid supplies                          213,245           54,407
                                     ------------        ---------
Total Current Assets                    6,134,921          902,450

Fixed Assets, net                       1,713,667          500,056
Other Assets                               50,980           75,529
                                     ------------        ---------
                                     $  7,899,568     $  1,478,035
                                     ------------        ---------
                                     ------------        ---------


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable - trade             $    563,829     $    506,695
Accrued and other liabilities             268,514          148,693
Line of credit and other borrowings             -          260,000
Current portion of long-term debt          72,243           81,954
Deferred Taxes                             93,400                -
                                     ------------        ---------
Total Current Liabilities                 997,986          997,342

Long-term Debt, net of
  current portion                         353,118          125,384

Deferred Rent                              98,772           83,626

Commitments and Contingencies                   -                -

Stockholders' Equity
Common stock, $.01 par value,
  20,000,000 shares authorized,
  4,787,355 and  2,187,000 shares
  issued and outstanding                   47,874           21,870
Preferred stock, $.01 par value,
  1,000,000 shares authorized,
  no shares issued
  and outstanding                               -                -
Additional paid-in capital              6,354,501          488,140
Accounts and notes receivable-
  shareholders                            (50,400)               -
Retained Earnings (Deficit)                97,717         (238,327)
                                     ------------        ---------
                                        6,449,692          271,683
                                     ------------        ---------
                                     $  7,899,568     $  1,478,035
                                     ------------        ---------
                                     ------------        ---------


The accompanying notes are an integral part of these financial statements.

                               ON-SITE SOURCING, INC.
                               STATEMENTS OF EARNINGS
                                     (UNAUDITED)

                                        NINE MONTHS ENDED             THREE MONTHS ENDED
                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                      1996            1995            1996          1995
                                -------------    ------------     -----------   ------------

Revenue                          $  6,368,487    $  3,534,424    $  2,641,926   $  1,282,023

    Cost of sales                   4,616,899       2,749,899       1,822,890      1,029,878
                                -------------    ------------     -----------   ------------
    Operating Margin                1,751,588         784,525         819,036        252,145

    Selling and shipping              663,143         263,742         354,273        112,416
    Administration                    653,757         388,580         267,172        142,167
                                -------------    ------------     -----------   ------------
                                    1,316,900         652,322         621,445        254,583
                                -------------    ------------     -----------   ------------

Earnings from Operations              434,688         132,203         197,591         (2,438)

Other Income (Expense)
    Other Income                       62,394               -          40,921              -
    Other expense,
     primarily interest               (64,138)        (80,804)        (14,596)       (25,678)
                                -------------    ------------     -----------   ------------

Earnings Before Income  Taxes         432,944          51,399         223,916        (28,116)
Income Taxes                           96,900               -          68,400              -
                                -------------    ------------     -----------   ------------

Net Earnings                     $    336,044    $     51,399    $    155,516   $    (28,116)
                                -------------    ------------     -----------   ------------
                                -------------    ------------     -----------   ------------

Net earnings per share           $       0.10    $       0.02    $       0.03   $      (0.01)
                                -------------    ------------     -----------   ------------

Average number of Common Shares
  and Common Share Equivalents
  outstanding during the period     3,402,181       2,648,377       5,150,694      2,648,377
                                -------------    ------------     -----------   ------------
                                -------------    ------------     -----------   ------------


     The accompanying notes are an integral part of these financial statements.

                                   ON-SITE SOURCING, INC.
                             STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (UNAUDITED)

                                     For the nine months ended September 30, 1996
                     ---------------------------------------------------------------------------------
                                                Additional      Accounts       Retained
                         Common      Common      Paid-In        and Notes      Earnings
                         Shares      Stock       Capital        Receivable     (Deficit)      Total
                     -----------  ---------    ----------    -------------    -----------   ----------

Balance at
  January 1, 1996      2,187,000  $  21,870    $  488,140    $       -         $(238,327)   $  271,683
Sale of Common Stock   2,600,355     26,004     5,866,361                                    5,892,365
Accounts and Notes                                                                                   -
  Receivable-
   shareholders                                                   (115,000)                   (115,000)
  Payments received                                                 64,600                      64,600
Net Earnings for the
  Period                                                                         336,044       336,044
                     -----------  ---------    ----------    -------------    -----------   ----------
Balance at
  September 30, 1996   4,787,355  $  47,874    $6,354,501    $    (50,400)     $  97,717    $6,449,692
                     -----------  ---------    ----------    -------------    -----------   ----------
                     -----------  ---------    ----------    -------------    -----------   ----------


                                           For the nine months ended September 30, 1995
                     --------------------------------------------------------------------------------
                                                Additional      Accounts       Retained
                         Common      Common      Paid-In        and Notes      Earnings
                         Shares      Stock       Capital        Receivable     (Deficit)      Total
                     -----------  ---------    ----------    -------------    -----------   ----------

Balance at
  January 1, 1995     2,187,000   $  21,870    $  488,140    $      -        $(313,955)     $  196,055

Net Earnings for
  the Period                                                                     51,399         51,399
                     -----------  ---------    ----------    -------------    -----------   ----------
Balance at
  September 30, 1995  2,187,000   $  21,870    $  488,140    $      -         $(262,556)    $  247,454
                     -----------  ---------    ----------    -------------    -----------   ----------
                     -----------  ---------    ----------    -------------    -----------   ----------

     The accompanying notes are an integral part of these financial statements.

                                    ON-SITE SOURCING, INC.
                                   STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                  1996              1995
                                              ------------    --------------
Increase (Decrease) in Cash and
  Cash Equivalents
Cash Flows from Operating Activities
         Net Earnings                          $  336,044        $  51,399
                                              -----------      -----------
    Adjustments to reconcile net earnings
     to net cash from Operations
       Depreciation                               158,358           74,754
       Disposal of fixed assets                    (1,413)               -
       Changes in assets and liabilities
          Increase in accounts receivable      (1,326,866)        (229,036)
          Increase in prepaid supplies           (158,838)         (34,342)
          (Increase) decrease in other assets      24,549          (37,220)
          Increase in accounts payable             57,134          293,683
          Increase in accrued liabilities         119,821           79,854
          Increase in deferred taxes               93,400                -
          Increase in deferred rent                15,146            7,822
                                              -----------      -----------
Total Adjustments                              (1,018,709)         155,515
                                              -----------      -----------
Net Cash (Used in) Provided by
 Operating Activities                            (682,665)         206,914
                                              -----------      -----------
Cash Flows Used in Investing Activities
    Capital expenditures                       (1,370,556)        (129,239)
    Purchase of CRC, net                                -           (9,161)
                                              -----------      -----------
Net Cash used in investing activities          (1,370,556)        (138,400)
                                              -----------      -----------
Cash Flows from Financing Activities
    Proceeds from sale of common stock          5,841,965                -
    Borrowings under long-term debt
     agreements                                   751,870                -
    Payments under long-term debt
     agreements                                  (283,847)         (57,619)
    Payments under short-term debt
     agreements                                  (250,000)               -
    Net (payments) borrowings under
     line of credit                              (260,000)          70,034
                                              -----------      -----------
Net Cash Provided by Financing Activities       5,799,988           12,415
                                              -----------      -----------
Net Increase in Cash                            3,746,767           80,929
Cash and cash equivalents,
  Beginning of Period                              38,116            7,965
                                              -----------      -----------
Cash and cash equivalents, End of Period       $3,784,883        $  88,894
                                              -----------      -----------
                                              -----------      -----------

     The accompanying notes are an integral part of these financial statements.

ON-SITE SOURCING, INC.

Notes to Interim Financial Statements
(unaudited)
------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
------------------------------------------------------------------------------

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

    In the opinion of management, the accompanying condensed financial statements reflect all necessary adjustments and reclassifications that are necessary for fair presentation for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes filed in the SB-2. The results of operations for the nine month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

    REVENUE RECOGNITION

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

    CAPITALIZED SOFTWARE

    The Company capitalizes certain initial development costs after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction over the lesser of the expected sales cycle or over the estimated economic life. Capitalized software costs are included in Other Assets and are reduced to net realizable value at September 30, 1996.

ON-SITE SOURCING, INC.

(unaudited)
------------------------------------------------------------------------------

NINE MONTHS ENDED  SEPTEMBER 30, 1996 AND 1995
------------------------------------------------------------------------------

    INCOME TAXES

    The provision for income taxes presented in the statements of earnings is based upon the estimated effective tax rate for the year, and is largely determined by management's estimate as of the interim date of projected taxable income for the entire fiscal year.

    EARNINGS PER COMMON SHARE

    The Company's common stock was split 100-for-one and 18-for-one in March 1995 and February 1996, respectively. All earnings per share amounts in the financial statements have been restated to give effect to the stock splits.

    Earnings per common share is based on the weighted average number of common shares and, if dilutive, common equivalent shares outstanding during each year. Such average shares include the weighted average number of common shares outstanding (3,402,181 in 1996 and 2,187,000 1995) plus the shares issuable upon exercise of stock options and warrants after the assumed repurchase of common shares with the related proceeds (454,584 in 1996 and 1995). Options and warrants granted, as well as certain shares issued during the one-year period prior to the initial public offering (see Note
    H), are treated as outstanding in calculating earnings per share for both periods presented.


NOTE B--CREDIT FACILITIES


    At September 30, 1996, the Company had available a $450,000 working capital line of credit at the bank's prime rate (8.25%) plus 1%, which is due on demand. The credit facility is collateralized by the assets of the Company and guaranteed by the Company's chairman, and the Company's president and his spouse. At September 30, 1996 there were no borrowings under the working capital line of credit.

    The above note is subject to certain covenants; at various times throughout the period the Company was in violation of certain covenants. The banks have waived their rights under the default provisions through December 31, 1996.

ON-SITE SOURCING, INC.

(unaudited)
-----------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
-----------------------------------------------------------------------------


    The Company has retired all bank debt and short term borrowings with the proceeds of the initial public offering.

    The Company has financed certain major equipment purchases under capitalized leases, with terms of sixty months.

NOTE C--RELATED PARTY TRANSACTIONS


    TRANSACTIONS WITH AN OFFICER/SHAREHOLDER

    During the nine months ended September 30, 1996 and 1995, the Company recorded the following transaction with an officer/shareholder:

    - During the nine months ended September 30, 1996, the Company incurred approximately $193,900 for legal services rendered by the officer/shareholder. Included in the accounts payable as of September 30, 1996, is approximately $9,000 in legal fees due to the officer/shareholder.


    TRANSACTIONS WITH A SHAREHOLDER

    During the nine months ended September 30, 1996 and 1995 the Company recorded the following transactions with a shareholder:

    - During the nine months ended September 30, 1996 and 1995, the Company recorded revenue of approximately $343,800 and $267,000, respectively, for services provided to a shareholder under a facilities management agreement. Included in accounts receivable as of September 30, 1996, is approximately $110,000 due from the shareholder.

    - In March 1996, the Company entered into a two-year consulting agreement with its underwriters/shareholder for financial and marketing services totaling $60,000 which was paid from the proceeds of the initial public offering.

ON-SITE SOURCING, INC.

(unaudited)
------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
------------------------------------------------------------------------------

    ACCOUNTS AND NOTES RECEIVABLE -- SHAREHOLDERS

    - The company had a note receivable from an officer/director for $89,900 in connection with the exercise of stock options. The balance of the note at September 30, 1996 was $50,400.

NOTE D--COMMITMENTS

    The Company has annual rental and lease commitments with a term of one year or more. Effective January 1, 1997, the Company will expand its Arlington, Virginia, production facility to approximately 31,000 square feet, and has executed a new lease which will supercede its existing lease agreement. The lease is for a five year period expiring on December 31, 2002, and the annual minimum lease expense is $450,000 per year.

    The Company has entered into a lease agreement to expand its operations to New York City. The lease is for a period of ten years and expires on October 31, 2006. The annual lease obligation giving effect for step increases as called for in the agreement is $139,667.

    The Company entered into a new lease obligation for its Frederick, Maryland location for approximately 2,500 square feet. The lease has a term of five years and expires on May 31, 1999. The annual minimum lease obligation under the lease is $15,000.


NOTE E--INCENTIVE STOCK OPTION PLAN

    In 1996 and in 1995, the Company adopted an incentive stock option plan, under which a pool of 200,000 and 510,000, shares respectively have been reserved. The plans are administered and terms of option grants are established by the Board of Directors. Under the terms of the plans, options may be granted to the Company's employees and directors to purchase shares of common stock. Options become exercisable ratably over a vesting period as determined by the Board of Directors, and expire over terms not exceeding ten years from the date of grant, three months after termination of employment, or one year after the death or permanent disability of the employee. The Board of Directors determines the option price (not less than fair market value) at the date of grant.

    Pursuant to an employment agreement, the Company had outstanding options to sell 162,000 shares of common stock to an officer/director of the Company at an exercise price of $.56 per share. The options, which were fully vested during 1994, were exercised on March 29, 1996 for $90,000. In connection with the exercise of the options, the Company loaned $89,900 to the officer/director. The loan bears interest at 6% per year with the remaining principal and interest due April 1, 1998. The balance of the note on September 30,1996 was $50,400.

ON-SITE SOURCING, INC.

(unaudited)
------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
------------------------------------------------------------------------------

    At September 30, 1996, the Company had outstanding options to sell 126,000 shares of common stock to an officer/director at an exercise price of $1.11 per share. As of September 30, 1996, the options are fully vested. The options expire in December 2000.

    The Company has outstanding employee stock options for 332,000 shares of common stock at exercise prices ranging from $1.11 to $3.25 per share. As of September 30, 1996, 79,500 of the shares are vested with the remainder scheduled to vest through December 2001. The options expire at various times through December 2001. The Company granted a total of 60,000 options to its outside directors which vest quarterly over two years. The fair value of options granted to outside directors are charged to expense as they vest.



NOTE F--PUBLIC OFFERING


    On July 9,1996 the Company completed its initial public offering, whereby the Company offered 960,000 units, each consisting of two shares of common stock, $.01 par value and one common stock purchase warrant, to the public at a price of $6.25 per unit. The warrants are redeemable by the Company for $.01 per warrant, upon 30 days prior written notice, provided the average closing bid price of the common stock for ten consecutive days prior to the date of the redemption notice is $7.00 or more per share. The Company had also granted the underwriters an option to purchase up to 144,000 additional units solely to cover overallotments, of which, 140,200 were exercised on August 15, 1996. Upon the closing of the initial public offering, the underwriters were granted an option to purchase up to an aggregate of 96,000 units at $10.00 per unit. The options will be exercisable during a four-year period commencing one year from the date of the initial public offering.

    The gross proceeds from the offering and the exercise of the underwriters overallotment were $6,876,250. The net proceeds to the Company after deducting offering costs were $5,431,913. In connection with the offering, 2,200,400 shares of common stock and 1,100,200 warrants were issued.

       MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                        AND RESULTS OF OPERATIONS


On-Site Sourcing, Inc. (the "Company") provides reprographic and facilities management services to law firms, non-profit organizations, accounting firms, financial institutions and other organizations throughout the East Coast of the United States. In order to meet the highly specialized requirements of each client, On-Site offers a variety of customized reprographic and facilities management services. The Company provides reprographic services 24 hours per day, seven days per week including copying, binding, labeling, collating and indexing in support of complex document-intensive litigation as well as higher volume production of manuals, brochures and other materials for corporations and non-profit organizations. On-Site also provides on-premises management of customers' support services including mailroom operations, facsimile transmission, records and supply room management and copying services.

NINE MONTHS 1996 VS. 1995

Revenue for the nine months ended September 30, 1996 increased 80% or $2,834,063 to $6,368,487 as compared to $3,534,424, recorded for the nine months ended September 30, 1995. The principal reason for the increase is due to increased volume of work orders fulfilled through increased capacity at the Rosslyn, VA reprographic facility, increased sales volume at the Philadelphia facility and the Atlanta facility becoming fully operational.

For the nine months ended September 30, 1996 cost of sales increased
$1,867,000 or 68% over the same period in 1995.   Operating margins increased
123% to $1,751,588, a $967,063 increase over the same period last year. As a percent of sales, operating margins improved from 22% for the nine months ended September 30, 1995 to 27.5 % in this period. In relation to sales, costs of sales and related operating margins improved due to the acquisition of equipment previously leased, volume purchasing discounts and increased production per labor hour. Every dollar in increased sales volume over last year contributed $.34 to the 1996 operating margins.

Selling and shipping increased by $399,401 to $663,143 over the same period last year. As a percent of sales, this represents an increase from 7.4% for the nine months ended September 30,1995 to 10.4% in the same period in 1996, primarily due to the addition of personnel, higher commissions associated with increased revenue, and expansion into new markets.

Administration expenses for the nine months ended September 30, 1996 increased $265,177 to $653,757 over the same period last year due primarily to professional fees, increases in staffing and personnel costs, and travel associated with the expansion into new markets. Administration decreased from 10.9% to 10.2% of sales over the same period last year.

EARNINGS FROM OPERATIONS

Earnings from operations increased 228% or $302,485 from $132,203 to $434,688 over the nine months ended September 30, 1995. The increase is due to increased marketing efforts, higher margins and continued expansion into new markets.

OTHER INCOME AND EXPENSES

Other income (expenses) decreased $79,060 compared to the first nine months of 1995 due to the purchase by the Company of equipment previously under capital leases obligations resulting in lower interest expense. Other income, primarily interest on short term treasury obligations was $62,394.

NET EARNINGS

For the nine months ended September 30, 1996 the Company generated net earnings of $336,044 as compared to $51,399 for the same period last year. This represents an increase of $284,645 or 554%. Earnings per share for the nine months ended September 30, 1996 were $.10 compared to $.02 for the nine months ended September 30, 1995. Increases in earnings in 1996 as compared to the 1995 periods primarily result from the continuing growth of the litigation support operations due to focused marketing efforts and expansion of our client base.

LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 1996 AND SUBSEQUENT ACTIVITY

On July 9, 1996 the Company's registration statement was declared effective. Approximately $1,500,000 of the net proceeds totaling $5,431,913 were used to curtail its line of credit and other borrowings, bridge financing and accounts payable. The Company has funded its expansion and growth by utilizing the proceeds of its initial public offering and long term financing, where appropriate, for significant capital outlays.

The Company anticipates that the net proceeds from the initial public offering, proceeds from the overallotment options, and cash flow from operations will be sufficient to meet the Company's expected cash requirements for the next twelve months. There can be no assurances that unforeseen events may not require more working capital than the Comapny has at its disposal.

THREE MONTHS 1996 VS. 1995

The principal reasons for the increases in operations for the three months ended September 30, 1996 vs. 1995 are outlined in the discussion of the nine month results. There were no material items adversely impacting the financial position of the Company.

Revenue for the three months ended September 30, 1996 more than doubled increasing 106% to $2,641,926 as compared to $1,282,023 for the three months ended September 30, 1995. Cost of sales and the related operating margin improved to 31% based in part on increased productivity per labor hour.

Earnings from operations were $197,591 as compared to a loss of $2,438 for the three months ended September 30, 1995 primarily due to increased volume as a result of increased capacity and marketing efforts.

The Company earned $40,921 from interest on overnight investments and reduced its interest expense from $25,678 to $14,596 over the same period last year.

Net earnings for the three month period ended September 30, 1996 were $155,516 as compared to a net loss of $28,116 for the three month period
ended September 30, 1995.   Earnings per share for the three month period
ended September 30, 1996 were $.03 compared to a loss of $.01 for the same period last year.

Part II. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            ON-SITE SOURCING, INC.
                                            --------------------------


Date:    NOVEMBER  1996                      By: /S/CHRISTOPHER  J.  WEILER
        ----------------                         ---------------------------
                                                  Christopher  J.  Weiler
                                                  President and
                                                  Chief Executive Officer


                                              By: /S/JOSEPH SCIACCA
                                                  ---------------------------
                                                  Joseph Sciacca
                                                  Vice President of Finance and
                                                  Chief Financial Officer