Form 10KSB
period 1996-12-31
ON SITE SOURCING INC
filed 1997-03-31
CIK 1012141

               U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.

                             FORM 10-KSB

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the year ended December 31, 1996
                     Commission File No. 0-20947

                       ON-SITE SOURCING, INC.
            (Name of Small Business Issuer in its Charter)

                   Delaware             54-1648470

            (State of Other Jurisdiction of Incorporation or Organization) (IRS Employer Identification No.)

       1111 North 19th Street, Sixth Floor, Arlington, VA 22102
   (Address of Principal Executive Offices)             (Zip Code)

                              703-276-1123
           (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

     Title of Each Class      Name of Each Exchange on Which Registered

     Units comprised of two shares of        NASDAQ (since 7/11/96)
     Common Stock and one
     Common Stock Purchase Warrant

     Common Stock ($.01 par value)           NASDAQ (since 8/19/96)

     Common Stock Purchase Warrants          NASDAQ (since 8/19/96)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X   No

This report contains a total of 34 pages. The Exhibit Index appears on page 33.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $ 9,507,666

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 1996 was $ 2.31.

The number of shares outstanding of the issuer's shares of common stock as of December 31, 1996 was 4,794,021.

Transitional Small Business Disclosure Format      Yes     No   X

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     On-Site Sourcing, Inc. (the "Company" or "On-Site") provides reprographic and facilities management services to law firms, corporations, non-profit organizations, accounting firms, financial institutions and other organizations throughout the East Coast. In order to meet the highly specialized requirements of each client, On-Site offers a variety of customized reprographic and facilities management services. The Company's reprographic services include copying, binding, labeling, collating and indexing in support of complex, document-intensive litigation as well as higher volume productions of manuals, brochures and other materials for corporations and non-profit organizations. In addition, On-Site provides a variety of imaging and scanning services which allow the transfer of information from paper documents into CD-ROM and other electronic media. On-Site also provides on-premises management of the customer's support services including mailroom operations, facsimile transmission, records and supply room management and copying services. The Company also services, refurbishes, leases and sells mid and high volume copy machines thereby minimizing critical down time and increasing productivity at the Company's reprographic centers and facilities management sites. On-Site assumes complete responsibility for these operations by providing management, highly-trained staff, specialized proprietary software, equipment, and supplies, as well as copier repair and consulting services.

     The Company targets the premium service segment of the market in which speed, accuracy and quality are essential by providing high quality service at economical prices. On-Site Sourcing, Inc. was founded in 1992 and currently serves the greater Washington, Philadelphia, New York City and Atlanta metropolitan areas through outsourcing locations in Arlington, Virginia; Philadelphia, Pennsylvania; New York, New York; and Atlanta, Georgia, as well as facilities management locations in Washington, DC; Baltimore, MD; Philadelphia, PA; Atlanta, GA; and Mt. Laurel, NJ. The Arlington, Virginia outsourcing location is one of the largest processing centers in the metropolitan Washington area. Customers include a number of the large law firms, corporations and non-profit entities operating in these cities. The Company was originally incorporated in Virginia in December 1992 and changed its state of incorporation to Delaware in January 1996.

     Outsourcing Market. Traditionally, most organizations have provided all of the services required to support their own operations. Increasingly, however, organizations are contracting out certain functions to specialized independent business service companies. These services include reprographic, security, secretarial, cafeteria, computer and communications facilities management.

     Outsourcing allows organizations to focus their management and resources on their own business, while often improving support systems and more effectively controlling costs. Users of facilities management services are relieved of the responsibilities of selecting and maintaining equipment and hiring, training, managing and motivating employees. Facilities management operators generally achieve economies of scale in administration and the purchasing of equipment and supplies.

     Strategy. The Company's strategy for continued growth in the premium service sector of the reprographic and facilities management business is to attract new customers, retain existing clients and expand the range of services while maintaining high quality and efficient operations. The Company has developed several management strategies in order to continue to compete successfully with larger companies including:

  Training         On-Site  has developed intensive training programs for  all
programs      employees through the use of proprietary computer programs.
              Training  is based on qualification requirements  for  each position and continues throughout the course of employment.

  Quality control  Strict   quality  control  standards  are  also  maintained
              through  the  use  of  a  Quality Assurance  Team,  Quality
              Assurance  Diary,  intensive training programs  and  client surveys.  Because  of  the  sensitivity  of  the  materials produced, each document is hand checked in a separate  room by  a  quality control team. Less than 1% of all  documents are rejected by clients due to poor quality.

  Employee         On-Site  places  a  strong emphasis on  employee  relations
Relations     through  the  use  of employee empowerment practices,  team building,  close relations between employees and management and  an  employee  incentive program  that  includes  stock option plans.

  Economies of     On-Site  is  able  to  provide efficient  services  to  its
Scale         clients   because  it  achieves  economies  of   scale   in
              administration,  training,  acquisition  of  equipment  and supplies, improved equipment utilization, servicing copiers and higher employee productivity.


  Broad Range of     On-Site  offers  a broad range of services  in  order  to
Services        tailor   its   operations  to  the   highly   specialized
                requirements  of each client. In addition  to  customized
                reprographic services, On-Site offers litigation  support
                such   as  binding,  labeling,  collating  and  indexing.
                Facilities management services include copy and  mailroom
                operations,  facsimile transmission, records  and  supply
                room  management, as well as copier repair and consulting
                services.


     The Company receives the main part of its revenue by providing reprographic and litigation support services to law firms and corporations. This accounts for approximately 77 percent of the Company's revenue. Facilities management accounts for approximately 20 percent of the revenue, while the servicing and sales of copy machines provides 3 percent of the Company's revenue. Each service, while independent to the client, share personnel and resources in order to minimize costs and provide high quality services.

     The Company's goal is to expand its reprographics and facilities management business by taking advantage of opportunities presented by the large number of organizations that still provide their own facilities management services internally.

     Operations. On-Site provides its services through regional offices in metropolitan Washington, DC, Philadelphia, PA, New York, NY and Atlanta, GA. These facilities maintain staff, equipment, supplies and training facilities in order to provide reprographic, imaging, and litigation support services to a variety of customers. The Company places professional management at each regional office and provides employees with ongoing training in equipment operation and maintenance, customer satisfaction, interpersonal skills, and quality control. Equipment and supplies are provided by numerous regional and national vendors.

     On-Site's facilities management services provide reprographic services, mailroom and facsimile services and other services required on the premises of its customers. The Company conducts a comprehensive analysis of each client's needs and tailors the services provided to these needs based on volume, time, and quality requirements.

     The Company's reprographic and litigation support services to law firms and corporations include copying, binding, drilling, "Bates" stamping, labeling, collating, indexing, assembling and quality review. The Company currently has technology which allows customers to "telecommute" by sending documents instantaneously via the Internet to computers at On-Site. The documents are then transferred into the memory of a copy machine and reproduced. On-Site also provides a variety of imaging and scanning services which allow the transfer of information from paper documents into electronic media.

     At facilities management locations, the Company provides on-site management of the client's support services such as copy, mail, supply and records rooms. Mailroom services include distributing all mail and interoffice correspondence; processing, logging and billing outgoing mail, parcels and special courier items; logging, billing, and tracking transmission of outgoing facsimiles and distributing incoming facsimiles. In the supply room services, On-Site provides all required materials through a "Just in Time" system designed to minimize the costs of logging and tracking materials provided. Records room services include utilization of bar code applications and state-of-the-art imaging and scanning equipment to store documents and data base information for quick retrieval and copying. Copy room management involves tracking, logging and billing all copies, and providing repair services to copy machines. In addition, specialized proprietary software generates operating data that allows the Company to analyze vendor, copy and overtime costs, as well as copy volume, and to prepare profit and loss statements that offer solutions to productivity problems.

      In July 1995, On-Site purchased the net assets of SWR Associates, Inc. ("SWR"), doing business as Copy Rebuild Center, a copier refurbishment facility in Frederick, MD, that services, refurbishes, leases and sells mid and high volume copiers. On-Site now provides service technicians to all of the Company's locations. The acquisition of an in-house repair service was a natural vertical integration and has allowed On-Site to minimize critical down time and increase productivity at the Company's reprographic centers and facilities management sites.

     The Company performs various services, one of which includes facilities management, litigation copying, and related services at customer and company locations, and a second which includes the purchase, refurbishment, lease, sale and servicing of copy machines. The Company's operations are conducted entirely in the United States.

     Customers. On-Site's customers include law firms, non-profit organizations, corporations, accounting firms, financial institutions and other organizations throughout the East Coast. On-Site's customer base is the premium service segment of the market in which speed, accuracy and quality are critical. The Company's clients include many of the largest law firms and business entities in the markets served.

     Employees. The Company continuously recruits, trains and offers benefits and other incentives to personnel in order to develop and retain a qualified and reliable staff. Under the Company's training program, all personnel receive training covering the use and maintenance of equipment, interpersonal skills and operating procedures. The Company places a strong emphasis on employee relations and engages in team building, and employee empowerment practices, as well as providing incentives, including a stock option plan, that are specifically designed to encourage and reward employee performance. Additionally, all employees are bonded, sign confidentiality agreements and agree to undergo drug tests. The Company believes these programs result in higher employee productivity and professionalism. As of December 31, 1996 ,the Company had approximately 280 full-time employees, of which 4 are in executive positions. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be satisfactory.

     Competition. The reprographics and facilities management businesses are highly competitive. The most significant competition is from prospective clients themselves, which provide these services internally. The national competitors providing facilities management services include Pitney Bowes Management Services and Xerox Business Systems, while Merrill Corporation is a competitor for reprographic services. Alco Standard Corporation and Donnelley Enterprise Solutions, Inc. are national competitors providing both reprographic and facilities management services, while Copy America, Balmar and Reliable are regional competitors providing both of these services in the markets served by On-Site.

     Technology and Proprietary Information. The Company's proprietary software, On-Site Sourcing, Inc. Automated Tracking System ("OATS"), was conceptualized in early 1993 for use in facilities management contracts. It has undergone continuous development up to the present and has evolved into SiteTrax. SiteTrax tracks and produces reports for a variety of back office operations, which enables On-Site to operate in the most efficient manner, thereby increasing productivity. The program tracks the delivery of all internal mail and packages, organizes file rooms, assists the client with cost accounting by automating client billing information and purchase orders, tracks office employee productivity, automates inventories and tracks incoming and outgoing facsimiles. The program also employs icons which allow direct access to other applications such as the UPS and Federal Express Tracking Systems. The report function produces in-depth charts on all facets of the back office, which allows On-Site employees to easily monitor activities and eliminate inefficiencies. Finally, SiteTrax automates On-Site's billing of clients. SiteTrax is installed via computer disk and is compatible with a variety of operating systems.

     The Company has also developed a proprietary automated cost recovery system for copy machines, which became operational in the first quarter of 1997. The system networks copy machines and tracks the number of copies made, the client to be billed, the specific matter involved and the employee making the copies. This system is designed to increase On-Site's appeal to potential facilities management clients based on price and performance.

     The Company relies on confidentiality and non-competition agreements with its employees in order to protect its proprietary know-how and employs various methods to protect the software, concepts, ideas and documentation of its proprietary technology. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar know-how or obtain access to the Company's know-how or software, concepts, ideas and documentation. Furthermore, although the Company has and expects to have confidentiality and non-competition agreements with its employees, consultants, and appropriate vendors, there can be no assurance that such arrangements will adequately protect the Company's trade secrets.

ITEM 2.   DESCRIPTION OF PROPERTIES

     The Company's executive offices and reprographic operations which service the metropolitan Washington, DC area are located in approximately 31,000 square feet of leased space in Arlington, Virginia. The lease expires in December 2002. Rent for the premises is $37,500 per month.

     The Company's leases approximately 8,000 square feet of office space in Philadelphia, PA. The lease provides for a base annual rent of $110,500 and an expiration date in October 2000. The Company also has offices located in approximately 2,500 square feet of leased space in Frederick, MD. The lease provides for a base annual rent of $15,000 with additional operating costs of $2,000 per year and an expiration date in May 1997.

     The Company has offices located in approximately 7,344 square feet of leased space in Atlanta, GA. The lease provides for a base annual rent of $86,292. The lease expiration date is February 28, 2002.

     The Company has offices located in approximately 8,000 square feet of leased space in New York, NY. The lease provides for a base annual rent of $122,250 with annual increases on November 1 of each subsequent year as follows:
$125,350 in 1997, $129,058 in 1998, $132,878 in 1999, $136,811 in 2000, $140,863
in 2001, $145,036 in 2002, $149,335 in 2003, $153,763 in 2004, and $158,323 in
2005. The lease expiration date is October 31, 2006.

     The Company believes that its current facilities are adequate for its current and reasonably foreseeable future needs for the markets that each facility serves and that additional physical capacity at its current facilities is available to accommodate expansion, if required.


ITEM 3.   LEGAL PROCEEDINGS

     In the opinion of the Company's management, there are no legal proceedings pending to which the Company is a party or to which any of its properties is subject, other than ordinary, routine litigation incidental to the business which is not expected to have a material adverse effect on the results of operations, financial condition or cash flows of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996, covered by this report, no matters were submitted to a vote of the Company's security holders.

                               PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDERS' MATTERS

Price Range of Common Stock

     The following table shows the high and low closing bid prices for the Common Stock in the over-the-counter market. The Common Stock, Warrants and Units (comprised of two shares of common stock and one Common Stock Purchase Warrant) of On-Site Sourcing, Inc. are listed on the Nasdaq SmallCap Market and trade under the symbols "ONSS", "ONSSW" and "ONSSU", respectively. The table below represents the quarterly high and low sales prices for each quarter since the Company's initial public offering in July 1996.(1)

     The quotations represent prices between dealers in securities, do not include retail markup, markdowns or commissions and may not necessarily represent the actual transactions.

               Common Stock        Warrants                 Units
                  High   Low        High     Low       High        Low
1996

Third Quarter   $3.625   $2.125   $1.000     $0.375     $8.000   $4.500
Fourth Quarter  $2.625   $2.125   $0.375     $0.250     $5.000   $4.500



(1) The Company issued units comprised of two shares of Common Stock and one Common Stock Purchase Warrant in connection with the initial public offering. The Units began trading on the Nasdaq SmallCap Market on July 11, 1996 and the Common Stock and Warrants began trading separately on August 19, 1996 with the Units also continuing to trade.

Approximate Number of Equity Security Holders

     As of December 31, 1996, there were 47 holders of record and approximately 1,100 beneficial owners of the Common Stock.

Dividends

     The Company has never paid cash dividends on its common stock. Payment of dividends will be within the discretion of the Company's Board of Directors and will depend on, among other factors, earnings, capital requirements, and the operating and financial condition of the Company. At the present time, the Company anticipates retaining future earnings, if any, in order to finance the development of its business activities.

Recent Issuances of Common Stock

     On October 9, 1996, the Company issued 6,666 shares of its Common Stock to two employees pursuant to employment agreements. The sales of securities described above were made in reliance upon Section 4(2) of the 1933 Act, which provides exemptions for transactions not involving a public offering, and the certificates for the securities bear a legend accordingly.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     The Company began to provide reprographic and facilities management services to the premium service segment of the Philadelphia, PA market in June 1993. The Company has subsequently expanded its geographic market to include Washington, DC, New York, NY and Atlanta, GA. In July 1995, the Company expanded the scope of its business through the purchase of the net assets of a copy machine repair service center, and in November 1996, the Company expanded the scope of its reprographic services to include imaging and scanning. Revenues from reprographic and litigation support account for approximately 77% of total revenues while facilities management accounts for 20% of total revenue and copy machine refurbishment, repairs, sale and leases account for 3% of total revenue as of December 31, 1996.

           The revenue provided by the reprographic services vary depending on the volume of work orders received, with the month of December historically being a slow period. Revenues are collected on a monthly basis for facilities management contracts with payment due on the first of the month, while reprographic and service revenues are collected on a per job basis. The Company's collection history of accounts receivable has been up to 90 days, with facilities management accounts being collected within 30 days.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Revenues

     The Company's revenues are derived from reprographics and litigation support, facilities management, and copier repairs. Overall revenues increased from $4,919,270 to $9,507,666, an increase of $4,588,396 or 93% from 1995 to
1996. The increase is primarily due to increased volume of work orders fulfilled at the Arlington, VA, Philadelphia, PA and Atlanta, GA facilities. In addition, there was a 19 % increase in revenue from facilities management sites, resulting from the increased number of sites under contract from eight as of December 31, 1995 to eleven as of December 31, 1996.

     The purchase of the net assets of SWR, d/b/a the Copy Rebuild Center in Frederick, MD, in July 1995, which services, refurbishes, leases and sells mid and high volume copiers, also provided approximately 3% of the Company's total revenues in 1996. The acquisition of an in-house repair service was a natural vertical integration and has allowed On-Site to minimize critical down time and increase productivity at the Company's reprographic centers and facilities management sites.

Costs and Expenses

     Cost of Sales. Cost of sales increased by $3,116,173, or 80% ,to $7,003,882 in 1996 as compared to $3,887,709 for 1995. As a percentage of revenue, cost of sales decreased from 79% in 1995 to 74% in 1996. Operating margins increased 142% to $2,503,784, a $1,472,223 increase over 1995. As a percent of revenue, operating margins improved from 21% in 1995 to 26 % in 1996. In relation to revenue, operating margins improved as production costs per unit decreased due to an increase in the volume of work orders fulfilled, the operation of the Company's reprographic centers at a higher percentage of capacity, the acquisition of equipment previously leased, volume purchasing discounts and increased production per labor hour.

     Selling and shipping. Costs of selling and shipping increased $756,025 or 220% in 1996. As a percentage of revenue, selling and shipping increased from 7% in 1995 to 12% in 1996. This increase is due to a larger marketing staff and increased commissions paid associated with increased revenue and expansion into new markets.

     Administrative. Although administrative costs in 1996 increased $540,808 or 102% over the 1995 period, these costs remained constant as a percentage of revenues at 11%. The increase can be attributed to professional fees, increases in staffing and personnel costs, and travel associated with the expansion into new markets.

     In the fourth quarter of 1996, the Company incurred one-time costs of approximately $200,000 associated with the start up of the Company's new digital imaging services and the opening of the New York City production center.

     Earnings from Operations.   Earnings from operations increased 112% to
331,912 in 1996 versus $156,522 in 1995. The increase is due to increased marketing efforts, higher margins, continued expansion into new markets and the increased number of facility management sites from eight in 1995 to eleven in 1996.

     Other Income (Expenses), Primarily Interest. Other expenses increased from $80,894 to $103,770, an increase of $22,876 or 28% due mainly to an increase in the amount of debt carried by the Company in order to meet the Company's working capital needs and costs of expansion prior to the Company's initial public offering. Other income, primarily interest on short-term treasury obligations, was $92,098.

     Net Earnings. Net earnings increased from $75,628 to $245,240, an increase of $169,612 or 225% , and, as a result, the Company has provided for income tax expense of $75,000 in 1996.

Liquidity and Capital Resources at December 31, 1996 and Subsequent Activity

     On July 9, 1996, the Company's registration statement was declared effective. Approximately $1,500,000 of the net proceeds totaling $5,478,341 were used to curtail the line of credit and other borrowings, bridge financing and accounts payable. In 1996, the Company funded its expansion and growth by utilizing the proceeds of the initial public offering and long term financing, where appropriate, for significant capital outlays.

     The Company anticipates that the remaining net proceeds from the initial public offering, and cash flow from operations will be sufficient to meet the Company's expected cash requirements for the next twelve months. There can be no assurances that unforeseen events may not require more working capital than the Company has at its disposal.


     In order to finance working capital needs prior to the initial public offering, the Company raised $310,700 through a private placement of 147,955 shares of Common stock in March 1996.

     On March 29, 1996, an officer /director of the Company exercised options to purchase 162,000 shares of common stock for $90,000. The options had been granted pursuant to an employment agreement and fully vested during 1994. In connection with the exercise of the options, the Company loaned the officer/director $89,900. The loan bears interest at 6% per year and the remaining principal and interest are due April 1, 1998. The balance of the note at December 31, 1996 is $50,400.

     On September 26, 1996, the Company loaned an officer $25,000 to purchase Common Stock of the Company pursuant to an employment agreement. The loan is due September 26, 1998, with interest accruing at the prime rate at the time of the loan.

     In order to assure additional working capital is available to the Company to fund its future growth and expansion, on February 3, 1997, the Company signed a commitment with a financial institution for a $2,500,000 working
capital line of credit.   The working capital line of credit  will be
collateralized by the accounts receivable  and certain other assets as described
in the agreement.   The working capital line of credit is subject to certain
financial covenants and bears interest at the bank's prime rate of interest or the 30 day LIBOR rate plus 2.25%. The underlying loan will have a maturity date of April 30, 1998. There have been no advances under this agreement.

     On February 27, 1997, the Company signed a commitment with a financial institution to provide $1,100,000 to refinance certain capitalized lease obligations under a 48 month term loan at rates deemed favorable to the Company. Under the terms of the agreement, the loan will be collateralized by specific equipment and certain other assets. The term loan will be subject to certain financial covenants and will bear interest at 9%.

Acquisition of SWR Associates, Inc.

      On-Site expanded the scope of its business to include the servicing and sales of refurbished copy machines by purchasing the net assets of SWR Associates, Inc. ("SWR") of Frederick, Maryland, doing business as the Copy Rebuild Center, for the nominal consideration of $10,000 on July 27, 1995. SWR's location in Frederick, MD, is comprised of a copier rebuild center that services, refurbishes, leases and sells mid and high volume copiers. The acquisition of an in-house repair service was a vertical integration designed to allow On-Site to minimize critical down time of equipment and increase productivity at On-Site's reprographic centers and facilities management sites. As a result of the acquisition, On-Site provides copier service technicians with dispatch to all of On-Site's locations, thereby enhancing productivity.

ITEM 7.   FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS
                                                                  PAGE

INDEPENDENT AUDITORS' REPORTS                                      F-2

FINANCIAL STATEMENTS

     BALANCE SHEETS                                                F-4

     STATEMENTS OF OPERATIONS                                      F-5

     STATEMENTS OF STOCKHOLDERS' EQUITY                            F-6

     STATEMENTS OF CASH FLOWS                                      F-7

     NOTES TO FINANCIAL STATEMENTS                                 F-9

                INDEPENDENT AUDITORS' REPORT








To the Board of Directors
On-Site Sourcing, Inc.

     We have audited the accompanying balance sheet of On-Site Sourcing, Inc., as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of On-Site Sourcing, Inc., as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/S/ REZNICK FEDDER & SILVERMAN, P.C.

Bethesda, Maryland
February 14, 1997 (except for Note 12, as to which the date is February 27, 1997)

                    REPORT OFINDEPENDENT PUBLIC ACCOUNTANTS'



Board of Directors
On-Site Sourcing, Inc.

     We have audited the accompanying balance sheet of On-Site Sourcing, Inc., as of December 31, 1995, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of On-Site Sourcing, Inc., as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/S/ GRANT THORNTON, LLP

Vienna, Virginia
February 28, 1996


                             ON-SITE SOURCING, INC.
                                 BALANCE SHEETS
                                  December 31,
ASSETS
                                                     1996          1995
CURRENT ASSETS
     Cash and cash equivalents                  $ 1,894,722  $     38,116
     Accounts receivable, net                     2,697,248       800,077
     Prepaid supplies                               188,770        54,407
     Prepaid expenses                                85,967
                                                                        -
            Total current assets                  4,866,707       892,600

Property and equipment, net                       3,573,127       500,056

Note receivable - officer                            25,000             -
Other assets                                         73,211        85,379

                                                $ 8,538,045    $1,478,035


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                  $    552,017   $   506,695
     Accrued and other liabilities                  289,199       148,693
     Line of credit                                       -       260,000
     Current portion of long-term debt              182,153        81,954
     Deferred taxes
                                                     60,154             -
          Total current liabilities               1,083,523       997,342

Long-term debt, net of current portion              990,683       125,384

Deferred rent                                        76,129        83,626

Deferred taxes                                       14,846             -

Commitments and Contingencies                             -             -

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value, 20,000,000
     shares authorized;
     4,794,021 and 2,187,000 shares                  47,940        21,870
     issued and outstanding
     Preferred stock, $.01 par value,
     1,000,000 shares authorized; no shares
     issued and outstanding                               -             -
     Subscription receivable                       (50,400)             -
     Additional paid-in capital                   6,368,411       488,140
     Common Stock options outstanding                16,500             -
     Retained earnings (deficit)                      6,913     (238,327)
                                                  6,372,864       271,683

                                                $ 8,538,045    $1,478,035




                        See notes to financial statements

                             ON-SITE SOURCING, INC .

                            STATEMENTS OF OPERATIONS

                            Years ended December 31,

                                                 1996             1995

Revenue                                      $ 9,507,666       $4,919,270
Costs and expenses
     Cost of sales                             7,003,882        3,887,709
     Selling and shipping                      1,099,037          343,012
     Administrative                            1,072,835          532,027

                                               9,175,754        4,762,748

Earnings from operations                         331,912          156,522
Other income (expense)
     Other income, primarily interest             92,098                -
     Other expense, primarily interest         (103,770)         (80,894)

Earnings before income taxes                     320,240           75,628
Income tax expense                                75,000                -

Net earnings                                 $   245,240     $     75,628

Earnings  per common share                           .07              .03

Weighted average number of common
shares and
   common share equivalents outstanding        3,767,096        2,712,206
during the year


















                        See notes to financial statements

[CAPTION]
                                ON-SITE SOURCING, INC.

                          STATEMENTS OF STOCKHOLDERS' EQUITY

                        Years ended December 31, 1996 and 1995




                                           Additional    Common
                        Common     Common    Paid-in     Stock
                        Shares     Stock     Capital    Options   Subtotal
                                                         Outs-
                                                        tanding

Balance at
 December 31, 1994     2,187,000   $21,870  $  488,140    $    -    $510,010
  Net Earnings                 -         -           -         -           -
Balance at
 December 31, 1995     2,187,000    21,870     488,140         -     510,010
Sale of common stock   2,517,021    25,170   5,814,271         -   5,839,441
Warrants exercised        90,000       900      49,500         -      50,400
Stock options issued           -         -           -    16,500      16,500
Payments received              -         -           -         -           -
 Net Earnings                  -                     -                     -
                                         -                     -

Balance at
 December 31, 1996     4,794,021   $47,940  $6,351,911  $ 16,500  $6,416,351




                    STATEMENTS OF STOCKHOLDERS' EQUITY - continued

                        Years ended December 31, 1996 and 1995





                                                   Retained
                                     Subscrip-     (Deficit)
                        Subtotal        tion       Earnings      Total
                                     Receivable

Balance at
 December 31, 1994         $510,010       $    -   $(313,955)  $   196,055
 Net Earnings                     -            -       75,628       75,628
Balance at
December 31, 1995           510,010            -    (238,327)      271,683
Sale of common stock      5,839,441     (89,900)            -    5,748,541
Warrants exercised           50,400            -            -       50,400
Stock options issued         16,500            -            -       16,500
Payments received                 -       39,500            -       39,500
 Net Earnings                     -            -      245,240      245,240

Balance at
 December 31, 1996       $6,416,351    $(50,400)    $   6,913   $6,372,864































                        See notes to financial statements

                             ON-SITE SOURCING, INC.
                            STATEMENTS OF CASH FLOWS
                            Years ended December 31,
                                                       1996             1995

Cash flows from operating activities
     Net earnings                                  $     245,240   $     75,628
Adjustments to reconcile net earnings to
       net cash (used in) provided by
operations
Depreciation                                             271,682        107,412
Gain on disposition of equipment                         (3,228)              -
Compensation expense -stock options                       16,500              -
Changes in assets and liabilities
     Increase in accounts receivable                 (1,897,171)      (346,128)
     Increase in prepaid supplies                      (134,363)       (36,327)
     Increase in prepaid expenses                       (85,967)              -
     Increase in notes receivable-officer               (25,000)              -
     Increase in other assets                           (53,417)        (7,764)
     Increase in accounts payable - trade                 45,322        400,839
     Increase in accrued liabilities                     140,506        115,655
     (Decrease) increase in deferred rent                (7,497)         10,430
     Increase in deferred taxes                           75,000              -
Total adjustments                                    (1,657,633)        144,117
Net cash (used in) provided by operating             (1,412,393)        319,745
activities
Cash flows from investing activities
     Capital expenditures                            (2,193,880)      (224,287)
     Purchase of SWR, net                                      -        (9,161)
Net cash used in investing activities                (2,193,880)      (233,488)
Cash flows from financing activities
     Proceeds from sale of common stock
     and exercise of warrants                          6,156,461              -
     Payments on subscription receivable                  39,500              -
     Proceeds of long-term debt agreements               445,034        164,188
     Payments under long-term debt agreements          (627,181)      (264,783)
     Net borrowings under line of credit
      agreement                                                -      110,034
     Payments on line of credit agreement              (260,000)              -
     Deferred offering costs                           (290,935)       (65,585)
Net cash provided (used in) by financing               5,462,879       (56,146)
activities

 NET INCREASE  IN CASH AND CASH EQUIVALENTS            1,856,606         30,151
Cash and cash equivalents, beginning                      38,116          7,965
Cash and cash equivalents, ending                   $  1,894,722   $     38,116







                        See notes to financial statements

                       ON-SITE SOURCING, INC .

                 STATEMENTS OF CASH FLOWS - CONTINUED

                       Year ended December 31,


                                        1996          1995

Supplemental disclosure of cash
flow activities

Interest paid                      $     94,155     $  41,150

Noncash investing and financing
activities:

Fixed assets acquired under       $   1,147,645     $  46,718
capital lease obligations

Fixed assets acquired in          $           -     $  33,308
acquisition of SWR

Fixed asset basis reduction
related to capital lease
     termination                  $           -     $  33,114

Capital lease obligation
retired resulting from early
     lease termination            $           -     $ 150,236























                        See notes to financial statements

                        ON-SITE SOURCING, INC.

                    NOTES TO FINANCIAL STATEMENTS

                      December 31, 1996 and 1995



1.  Organization and Summary of Significant Accounting Policies

 Nature of Business
 On-Site Sourcing, Inc. (the Company) was originally incorporated in the Commonwealth of Virginia in December 1992 and changed its state of incorporation to Delaware in January 1996. The Company performs various services, one of which includes facilities management, litigation copying, and related services at customer and company locations, and a second, which includes the purchase, refurbishment, lease, sale and servicing of copy machines. The facilities management and litigation copying services are performed in the metropolitan areas of Philadelphia, Pennsylvania; Washington, DC; Atlanta, Georgia; and New York, New York. The servicing and refurbishment of copy machines is conducted from the Metropolitan Washington, DC office.

 Use of Estimates

 In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

 Software development held for resale

 The company capitalizes certain computer software costs which are amortized utilizing the straight-line method over the economic lives of the related projects not to exceed one year. All other software development costs are expensed as incurred.

 Deferred Offering Costs

 Specific incremental costs totaling $356,520, directly attributable to the initial public offering were deferred and charged against the gross proceeds of the offering.

 Income Taxes

 Deferred taxes arise from temporary differences, primarily attributable to differences between reporting, for tax purposes, on the cash basis, and for financial statements, on the accrual basis.

 Depreciation

 Property and equipment are stated at cost.  Depreciation on property and
 equipment is computed on a straight-line basis over  the estimated    useful
 lives of the assets ranging from two to ten years for financial reporting purposes. Accelerated methods are used for tax purposes.

                             ON-SITE SOURCING, INC.

                      December 31, 1996 and 1995



1.  Organization and Summary of Significant Accounting Policies (Continued)


 Earnings per Common Share

 The Company's common stock was split 100-for-one and 18-for-one in March 1995 and February 1996, respectively. All earnings per share amounts in the financial statements have been restated to give effect to the stock splits.

 Earnings per common share is based on the weighted average number of common shares and, if dilutive, common equivalent shares outstanding during each year. Such average shares include the weighted average number of common shares outstanding (3,767,096 in 1996, and 2,712,206 in 1995) plus the shares issuable upon exercise of stock options and warrants after the assumed repurchase of common shares with the related proceeds (99,584 in 1996 and 125,251 in 1995). Options and warrants granted, as well as certain shares issued during the one-year period prior to the initial public offering, are treated as outstanding in calculating earnings per share for all periods presented.

 In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure", which is effective for the financial statements for the year ended December 31, 1997. SFAS No. 128 provides guidance for the computation of basic and dilutive earnings per share which will be required to be presented for all entities with complex capital structures. Common stock equivalents will not be included in the computation of basic earnings per share, in contrast to Accounting Principles Board Opinion No. 15 (APB 15) which includes common stock equivalents in the computation of primary earnings per share. SFAS No. 129 requires disclosures of rights and privileges of various securities outstanding. The Company has made no assessment of the potential impact of adopting SFAS No. 128 and No. 129 at this time.

 Deferred Rent

 Deferred rent is recorded and amortized to the extent the total minimum rental payments allocated to the current period on a straight-line basis exceed or are less than the cash payments required.

 Fair Value of Financial Instruments

 The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". The estimated fair value amounts have been determined using available market information, assumptions and valuation methodologies.

 Cash and Cash Equivalents

 The carrying amounts approximate fair value.

                             ON-SITE SOURCING, INC.

                           December 31, 1996 and 1995


1.   Organization and Summary of Significant Accounting Policies (Continued)

 Subscription  Receivable and Note Receivable-Officer

 Management believes that it is not practicable to estimate the fair value of notes because notes with similar characteristics are not available from the Company.

 Line of Credit and Long-term Debt

 The carrying amounts approximate fair value.

2.                                      Composition of Certain Financial
Statement Captions

 Accounts Receivable

 Accounts receivable consist of the following:
<S
>
                                         1996         1995

    Trade                         $ 2,797,248     $830,077
    Allowance for                   (100,000)     (30,000)
    uncollectible accounts

                                  $ 2,697,248    $ 800,077



    Other Assets

    Other assets consist of the following:
<S
>
                                        1996          1995

    Deferred offering costs         $      -       $65,585
    Deposits                          20,859         9,944
    Employee Advances                 23,715         9,850
    Software costs                    28,637             -

                                     $73,211       $85,379


                             ON-SITE SOURCING, INC.

                           December 31, 1996 and 1995




Property and Equipment

 Property and equipment consist of the following :
<S
>
                                                    1996         1995

    Copiers                                   $2,933,203     $467,269
    Computers, equipment and other               932,655      134,692
    Vehicles                                     148,153       70,525

                                               4,014,011      672,486
    Accumulated depreciation                   (440,884)    (172,430)

                                              $3,573,127     $500,056

 Depreciation expense charged to operations was $271,682, and $107,412 for the years 1996, and 1995, respectively.


 Accrued and Other Liabilities

 Accrued and other liabilities consist of the following:
                                                    1996         1995
   Accrued salaries, commissions, taxes        $ 235,197     $ 70,750
   and fringe benefits
   Accrued sales tax payable                      54,002       42,943
   Other accrued liabilities                                   35,000
                                                       -

                                               $ 289,199    $ 148,693



3.  Line of Credit

 At December 31, 1995, the Company had available a $300,000 working capital line of credit at the bank's prime rate plus 2%. In January 1996, the Company amended the credit facility to $450,000 with all other terms remaining unchanged. The credit facility is collateralized by the assets of the Company and guaranteed by the Company's Chairman, and the Company's President and his spouse. The credit facility expires on April 1, 1997. At December 31, 1996 and 1995 outstanding obligations under this line of credit was $ 0 and $260,000, respectively.

                             ON-SITE SOURCING, INC.

                      December 31, 1996 and 1995



4.  Long-term Debt

 Long- term debt includes the following:

                                                            1996          1995

Equipment note at a 10.5% variable rate (prime plus
2%),
  collateralized by all assets of the Company,
payable in equal monthly
  installments of $3,194, maturing in November 1998            -      $111,800

Equipment note at a 10.5% variable rate (prime plus
2%),  collateralized
   by the equipment, payable in equal monthly
installments
   of approximately $736, maturing in September 1997           -        16,194



Vehicle notes at rates ranging from 7.2% to 9%,
collateralized by the
 respective vehicles, payable in various equal
monthly installments, including
 interest and principal, maturing at various dates             -        54,153
through December 1999

Capital leases obligations (See Note 5)                1,172,836        25,191

                                                       1,172,836       207,338
Less current maturities included in current            (182,153)       81,954)
liabilities

                                                               $      $125,384
                                                         990,683

 Aggregate maturities for long-term debt are as follows:

 Year ending December 31,
   1997                                                $   182,153
   1998                                                    198,020
   1999                                                    221,180
   2000                                                    258,542
   2001                                                    275,174
   Thereafter                                               37,767

                                                        $1,172,836

 On January 30, 1996, the Company borrowed $182,000 from a bank. The notes were payable in equal annual installments plus 10.5% variable interest (prime plus 2%) maturing at various dates through October 1998. The notes were repaid during 1996.

                             ON-SITE SOURCING, INC.

                           December 31, 1996 and 1995


5.   Leases

 The Company leases its office facilities, copiers and office equipment under various operating and capital leases. Lease terms range from one to approximately six years.

 Minimum annual rental and lease commitments for leases with a remaining term of one year or more at December 31, 1996, are as follows:
                                              Capital      Operating
       Year ending December 31,                 Leases        Leases

       1997                                  $   303,613    $ 287,407
       1998                                      298,524      144,697
       1999                                      298,524      129,664
       2000                                      309,657       85,256
       2001                                      298,991       65,500
       Thereafter                                 39,337      164,980

       Total minimum lease payments            1,548,646    $ 877,504

       Less: interest                            375,810

       Present value of net minimum lease     $1,172,836
       payments

 Fixed assets recorded under capital leases as of December 31, 1996 and 1995, total approximately $1,427,000 and $28,000, respectively, representing reprographic machines. Interest expense on the outstanding obligations under capital leases was approximately $50,000, and $15,000 for the years ended December 31, 1996 and 1995, respectively.

 Rent expense was $342,000 and $376,000 for the years ended December 31, 1996 and 1995, respectively.


6. Related Party Transactions

 Transactions with an Officer/Shareholder

 During the years ended December 31, 1996 and 1995, the Company recorded the following transactions.

     During 1994, the Company received a $15,000 noninterest-bearing working capital advance which was repaid during 1995.

     During 1996 and 1995, the Company billed the officer/shareholder approximately $8,400 and $19,000, respectively, for reprographic services.

     During 1996, and 1995, the Company incurred approximately $95,000 and $20,000, respectively, for legal services rendered by an officer/shareholder. Included in the amounts payable as of December 31, 1996 and 1995, is approximately $2,000 and $15,000, respectively, in legal fees due to the officer/shareholder.

     During 1996, the company entered into a note agreement with an officer/shareholder in the amount of $25,000. The loan bears interest at the prime rate of interest (8.25% at December 31, 1996). All unpaid principal and accrued interest is repayable in September 1998.

 Transactions with a Shareholder

 During 1996, and 1995, the Company recorded revenue of approximately $328,000 and $340,000, respectively, for services provided to a shareholder under a facilities management agreement. Additionally, during 1996, the Company recorded revenue of approximately $173,000 for reprographic services. Included in accounts receivable as of December 31, 1996 and 1995 is approximately $112,500 and $86,000, respectively, in accounts receivable from the shareholder.

                             ON-SITE SOURCING, INC.

                           December 31, 1996 and 1995


7. Commitments & Contingencies

 Employment Agreements

 The Company has entered into employment agreements with its officers and certain employees. The agreements provide for base salaries, non compete and nondisclosure restrictions and, in certain cases, stock options which vest over a period of time. The agreements are terminable at the discretion of the Company.

 Letter of Credit

 The Company has an undrawn bank letter of credit, in the approximate amount of $40,000, in connection with a operating lease. The letter of credit expires October 31, 1997.


8.   Incentive Stock Option Plan

 The Company adopted incentive stock option plans for 1997, 1996 and 1995, under which pools of 500,000, 242,000 and 510,000 shares of common stock have been reserved. The plans are administered and terms of option grants are established by the Board of Directors. Under the terms of the plans, options may be granted to the Company's employees to purchase shares of common stock. Options become exercisable ratably over a vesting period as determined by the Board of Directors, and expire over terms not exceeding 10 years from the date of grant, three months after termination of employment, or one year after the death or permanent disability of the employee. The Board of Directors determine the option price (not less than fair market value) at the date of grant.

 The Company applied APB Opinion No. 25 and related Interpretations in accounting for its plans. The compensation cost that has been charged against income under the Company's plan was $16,500 for the year ended December 31, 1996. Had compensation cost been determined in accordance with FASB Statement No. 123, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:


                                                         Year Ended
Net income:
                                                           1996         1995

     As reported                                      $ 245,240     $ 75,628
     Pro forma                                        $ 227,836     $ 67,034

Net income per common share:

     As reported                                       $    .07    $     .03
     Pro forma                                         $    .06    $     .02

 All options granted during the year ended December 31, 1996 were issued pursuant to the incentive stock option plans. The fair value of each option grant under the plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0%, expected volatility of 34%, risk-free rate of 6.4 % and an expected life of 4 years.

 All options granted in 1994 and 1995 were issued pursuant to an incentive stock option plan. During this period, the Company was privately held. The fair market value of each option grant under the plan is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0.0%; expected volatility of 1%; common stock fair value of $1,000 and $10 in 1994 and 1995, respectively; and risk-free rates of 7.5% and 6.1% for 1994 and 1995, respectively.

                                ON-SITE SOURCING, INC.

                              December 31, 1996 and 1995


8.   Incentive Stock Option Plan (Continued)

 At December 31, 1995 and 1994, pursuant to an employment agreement, the Company had outstanding options to sell 162,000 shares of common stock to an officer/director of the Company at an exercise price of $.56 per share. These options vest upon the attainment of certain performance goals. As of December 31, 1995, all options were vested. The options were exercised in March 1996.

 At December 31, 1995, the Company had outstanding options to sell 126,000 shares of common stock to an officer/director at an exercise price of $1.11 per share. As of December 31, 1995, options for 84,000 shares were vested and, at December 31, 1996, all the options were vested. The options expire in December 2000.

 During 1995, the Company granted to employees options for 342,000 shares of common stock at exercise prices ranging from $1.11 to $1.39 per share. The grant price of $1.11 per share was determined by the Board of Directors to represent fair value and the grant price of $1.39 per share was determined to be in excess of fair value based upon independent sales of stock by a shareholder in December 1995 at $1.11 per share. As of December 31, 1996, options for 198,000 of the shares are vested. The options expire through December 2000.

 During 1996, the Company granted to employees and directors options for 395,000 at exercise prices ranging from $2.12 to $3.25 per share. The grant price was equal or greater than the market price at grant date. As of December 31, 1996 employee options for 4,688 of the shares and director options of 15,000 of the shares are vested, with the remiander scheduled to vest through October 2001. The options expire through October 2006.

 The following depicts activity in the plan for two years ended December 31, 1996:

                                                              Per  Share
                                               Options         Exercise
                                             Outstanding        Price

Outstanding, January 1, 1995                        162,000              $
                                                                       .56
     Options granted                                342,000     $1.11-1.39
     Options exercised                                    -              -
     Options expired                                      -              -

Outstanding, December 31, 1995                      504,000    $  .56-1.39
     Options granted                                395,000     $2.12-3.25
     Options exercised                                    -              -
     Options expired                              (144,000)     $1.10-1.39

Outstanding, December 31, 1996                      755,000     $1.10-3.25




9.   Stock Warrants

   At December 31, 1995 and 1994, in connection with issuance of stock, the Company had outstanding warrants for a total of 90,000 shares of its common stock exclusively to an investor with an exercise price of $.56 per share The warrants were exercised during 1996.

                             ON-SITE SOURCING, INC.

                           December 31, 1996 and 1995


10.  Income Taxes

   The amounts and sources of the provision for deferred income tax expense
   (benefit) were as follows:
                                                 1996          1995
Current                                       $     -     $       -
Deferred                                       75,000        30,206

                                               75,000        30,206
Change in valuation allowance                       -      (30,026)

Deferred tax liability                        $75,000     $       -


Deferred tax assets
 (liabilities) consist of the
following:
                                                  1996         1995
Excess of tax over
  financial accounting depreciation         $ (38,522)    $(45,293)
Operating accruals                           (828,611)     (24,389)
Loss carryforwards                             775,385      145,340
Other                                           16,748       14,549

Gross deferred tax asset (liability)          (75,000)       90,207

Deferred tax asset valuation                         -     (90,207)
allowance

Deferred tax Liability                      $  75,000     $       -

    The differences between the total income tax expense (benefit) and the income tax expense (benefit) computed using the federal income tax rate were as follows:



                                                    1996       1995
Pretax earnings                                 $320,240    $75,628

Computed federal income taxes                     56,355     25,714
Computed state income
 taxes, net of  federal benefit                   18,645      4,492

Deferred tax expense                              75,000     30,206

Benefit arising from change in
     deferred tax asset valuation allowance            -   (30,206)

Income tax expense                              $ 75,000   $      -


    The Company has available at December 31, 1996, unused operating loss carryforwards of approximately $1,850,000 that may be applied against future taxable income and expire through 2009.

                             ON-SITE SOURCING, INC.

                      December 31, 1996 and 1995



11.        Acquisition of  SWR Associates, Inc.

   On July 27, 1995, the Company acquired the net assets of SWR Associates, Inc., in a business combination accounted for as a purchase. CRC is primarily engaged in the refurbishment, sales and service of photocopy machines. The results of operations of CRC are included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $10,000, which was less than the value of the net assets of SWR by approximately $23,000. The excess was utilized to reduce fixed assets based on fair market values.

   At the time of the acquisition, the Company also entered into an employment agreement with CRC's former owner to manage the acquired company. The employment agreement was terminated in 1996.

12.       Subsequent Events

   On February 3, 1997, the Company entered into a commitment with a financial institution for a $2,500,000 working capital line of credit. The line of credit bears interest on advances at the financial institution's prime rate or the 30 day LIBOR rate plus 2.25% . The advances are repayable in monthly payments of accrued interest with all remaining principal and interest due at maturity date of April 30, 1998. The line of credit is secured by certain assets of the Company, including accounts receivable and certain fixed assets.

   On February 27, 1997, the Company entered into a commitment with a financial institution to provide $1,100,000 to refinance certain capitalized lease obligations. The loan bears interest at the rate of 9% and has a term of 48 months. The loan will collateralized by specific equipment and other assets and is subject to certain financial covenants.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON


            ACCOUNTING AND FINANCIAL DISCLOSURE


   The former independent auditor for the Company, Grant Thornton, LLP ("Grant Thornton") was dismissed on November 21, 1996. Grant Thornton communicated certain internal control matters to the Company which meet the definition of reportable events. Grant Thornton's communication of certain internal control matters and the Company's decision to change accountants was reported on in the Company's Current Report on Form 8-K dated November 29, 1996, as amended on December 7, 1996.


                               PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

   The following individuals are the Directors and Officers of the Company. All Directors are elected annually by the shareholders to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors to serve at the pleasure of the Board.

               Name    Age                                    Position

Christopher J. Weiler              33  President,
                                        Chief Executive Officer and Director
John S. Stoppelman                 52  Chairman of the Board and Director

Allen C. Outlaw                    30  Vice President - Sales
                                         and Marketing and Director
Anthony A. Kopsidas                26  Vice President - Operations
                                         and Director
Joseph Sciacca                     43  Chief Financial Officer
Charles B. Millar                  36  Director
Jorge R. Forgues                   41  Director
Arnold J. Wasserman                59  Director

  Christopher J. Weiler founded the Company with Mr. Stoppelman in December 1992 and has been President, Chief Executive Officer and a director of the Company since that time. Mr. Weiler graduated from the United States Naval Academy in 1985 and served in the United States Navy as a surface warfare officer and as a Navy Senate Liaison Officer on Capitol Hill, Washington, D.C. Joining Pitney Bowes Management Services (PBMS) in 1991, Mr. Weiler took the reins of PBMS Washington's most volatile account and refined it into one of the largest and most profitable national accounts.

  John S. Stoppelman founded the Company with Mr. Weiler in December 1992 and has been Chairman of the Board of Directors since inception. Mr. Stoppelman has also served as Secretary and Treasurer. Mr. Stoppelman has been a practicing attorney for twenty five years. After working as an attorney at a government agency for four years, Mr. Stoppelman entered private practice in 1976, specializing in securities, corporate, and other investment-related law and litigation. Mr. Stoppelman has also been the Chairman of Justin Asset Management, Inc., a registered investment advisory firm (1985-1994). He has served on the American Bar Association Committee on Federal Regulation of Securities (1976-present) and as Vice-Chairman of the Subcommittee on SEC Practice and Enforcement Matters of the ABA Federal Regulation of Securities Committee (1979-1991). Mr. Stoppelman has published several articles relating to the areas of his practice and has appeared at various times on national television to comment on various securities-related issues.

  Allen C. Outlaw has been Vice President of Sales and Marketing since joining the Company in March 1994. Mr. Outlaw has also served on the Board of Directors since March 1994. Prior to joining the Company, he held various positions in the investment industry, including owner and Director of Marketing of Justin Asset Management, a successful investment management firm from January 1991 until joining the Company.

  Anthony A. Kopsidas has been the Vice President of Operations since December
  1994.   Prior thereto, Mr. Kopsidas served as a supervisor since joining the
  Company in March 1994. Mr. Kopsidas served as president of Corporate Lawn and Landscaping, a Maryland corporation, for three years before joining the Company. Mr. Kopsidas has also served on the Board of Directors since December 1994.

  Joseph Sciacca has served as Chief Financial Officer since October 1996.
  From 1991 to 1994, Mr. Sciacca served as Vice President of Finance of Q-Star Technology Inc. and, from 1994 until joining the Company in October 1996, Mr. Sciacca was self-employed with a private practice that specialized in business planning, business combinations and taxation. He has been a practicing accountant for twenty-one years. He is a graduate of Georgetown University and earned his Masters of Science in Taxation from The American University.

  Charles B. Millar has served as a Senior Vice President of the Washington D.C. investment banking firm of Johnston, Lemon & Co., Inc. since 1991. Mr. Millar joined the Board of Directors, Compensation and Audit Committees in August 1996.

  Jorge R. Forgues has the positions of Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer of Network Imaging Corporation since April 1996, a Herndon-based publicly traded software developer. From October 1993 until assuming his current position, Mr. Forgues was Vice President of Finance and Administration, Chief Financial Officer and Treasurer of Globalink, a Fairfax-based, publicly-traded, machine translation software company. From 1992 to 1993, Mr. Forgues was the Director of Accounting for Spirit Cruises, a $50 million harbor cruise line with operations in nine states. Prior thereto, from 1987 to 1992, Mr. Forgues was Vice President of Finance at Best Programs, Inc., a computer software developer. Mr. Forgues joined the Board of Directors, Compensation and Audit Committees in July 1996.

  Arnold J. Wasserman is a graduate electrical engineer, graduating from New York University College of Engineering in 1962. For the past five years Mr. Wasserman has been the president of the Wasserman Companies. Mr. Wasserman has in excess of forty years of business experience as an Engineer, Sales/Marketing Executive, Leasing Executive/Consultant and Consultant to High Tech Companies in Due-Diligence, Planning, and Product Marketing. Mr. Wasserman is also a director and Chairman of the Audit Committee of Stratus, Inc., a High Tech public company that specializes in Rapid Prototyping technology. Mr. Wasserman joined the Company's Board of Directors in September 1996.

  Messrs. John Stoppelman, Charles Millar and Jorge Forgues are the members of the Audit Committee of the Board of Directors. Messrs. Christopher Weiler, Charles Millar and Jorge Forgues are the members of the Compensation Committee of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

  To the best of the Company's knowledge, in 1996, all Officers, Directors and 10% shareholders have filed, on a timely basis, all forms required by Section 16(a) of the Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION

                                             Annual Compensation
       (a)            (b)         (c)            (d)         (e)
                                                          Other
                                                          Annual
Name and Principal                                        Compen-
Position                    Salary            Bonus       sation
                    Year     $                 $          $
Christopher Weiler  1996         92,000           -           -
President and CEO   1995         85,000           -           -


                                        Long Term Compensation
                                   Awards                   Payouts
       (a)              (f)          (g)         (h)          (i)
                                                         All
                    Restricted                           Other
Name and Principal  Stock        Options/     LTIP       Compen-
Position            Awards       SAR's        Payouts    sation
                     $           (#)          $           $
Christopher Weiler       -            -           -            -
President and CEO        -            -           -            -

Director Compensation

  Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Three outside directors, have each received options to purchase 20,000 shares of Common Stock vesting over a period of one year in equal portions at the end of each quarter. The options were granted at the market price at the time of grant.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table enumerates, as of December 31, 1996, the name and ownership, both by numerical holding and percentage interest, of the Company's common stock by (1) each person or group, known to the Company, who beneficially owns more than 5 percent of the Company's outstanding common stock; (2) the Directors and Executive Officers of the Company, individually;, and (3) the Directors and Executive Officers as a group.

  In preparing the following tables, the Company has relied upon statements filed with the Securities and Exchange Commission by beneficial owners of more than 5 percent of the Company's outstanding common stock pursuant to
  Section 13(d) or 13(g) of the Securities Act of 1934, unless the Company knew or had reason to believe that the information contained in such statements was not complete or accurate, in which case the Company relied upon information which it considered to be accurate and complete.

Name                            # of Shares Approximate     % of Beneficial
                                Beneficially Owned               Ownership (1)

John S. Stoppelman (2)                          641,100              13.4%
The Stoppelman Law Firm
1749 Old Meadow Road
Suite 610
McLean, VA 22102

Christopher J. Weiler                           360,000                7.5%
c/o the Company

Allen C. Outlaw (3)                             207,000                4.3%
c/o the Company

Anthony A. Kopsidas (4)                         126,000                 2.6%
c/o the Company

Joseph Sciacca (5)                               32,065                    *
c/o the Company

Jorge R. Forgues (6)                             10,000                    *
500 Huntmar Park Drive
Herndon, VA 20170

Charles B. Millar (6)                             10,000                   *
1101 Vermont Ave., N.W.
Washington, D.C. 20005

Arnold J. Wasserman (6)                            10,000                   *
1 Brookwood Drive
West Caldwell, NJ 07006

All Officers and Directors as a               1,366,165                   30%
group

___________
 *   Less than 1%

(1)  Based on 4,794,021 shares of Common Stock outstanding as of December 31,
     1996.

(2) Assumes exercise of 3,700 Warrants to purchase Common Stock at $6.00 per share.

(3) 162,000 shares are held by escrow agent pursuant to the Promissory Note and Escrow Agreement. See "Interest of Management and others in Certain Transactions - Loans and Guarantees".

(4) Assumes exercise of vested stock option to purchase 126,000 shares of common stock at $1.11 per share.

(5) Assumes exercise of stock options that are currently vested or will vest within 60 days of December 31, 1996 to purchase 9,374 shares of common stock at $2.125 per share.

(6) Assumes exercise of stock options that are currently vested or will vest within 60 days of December 31, 1996 to purchase 10,000 shares of common stock at $2.50 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


  In March 1994, the Company granted options to purchase 162,000 shares of common stock at an adjusted price of $0.56 per share to an officer and director of the Company pursuant to his original employment agreement as an incentive to join the Company. The options were subject to a vesting schedule based on sales goals that were met and exceeded during 1994. At the date of grant, these options were granted on terms no less favorable to the Company than those available to unaffiliated parties purchasing shares of the Company's Common Stock. The options were exercised in March 1996.

  In December 1995, the Company granted options to purchase 126,000 shares of common stock at $1.11 per share to an officer and a director of the Company. All of the Options are currently vested. At the date of grant, these options were granted on terms no less favorable to the Company than those available to unaffiliated parties purchasing shares of the Company's Common Stock.

  In July 1996, the Company entered into agreements with certain Selling Securityholders named below whereby the Selling Securityholders exchanged shares of the Company's common stock acquired in private placements for Units issued by the Company. Manhattan Group Funding exchanged 90,000 shares for 45,000 Units; Paul Sozansky exchanged 30,000 shares for 15,000 Units, Ronnee Medow exchanged 45,000 shares for 22,500 Units, Sagax Fund II Ltd. exchanged 23,810 shares for 11,905 Units, Sabine Devilloutreys exchanged 23,810 shares for 11,905 Units and Leonard and Roslyn Parker exchanged 5,626 shares for 2,813 Units.

  In September 1996, the Company granted options to purchase 75,000 shares of the Company's common stock at $2.125 per share to an officer of the Company. The options vest in equal quarterly installments over a four year period. At the date of grant, these options were granted on terms no less favorable to the Company than those available to unaffiliated parties purchasing shares of the Company's common stock.

  In September 1996, the Company granted options to purchase 20,000 shares of the Company's common stock at $2.50 per share to each of the Company's three outside directors. The options vest in equal quarterly installments over a period of one year. At the date of the grant, these options were granted on terms no less favorable to the Company than those available to unaffiliated parties purchasing Shares of the Company's common stock.

Loans and Guarantees

  At various times in 1995 and 1996, the President of the Company, his wife, and the Chairman of the Board of Directors of the Company personally guaranteed term notes with a commercial bank with an aggregate principal amount of $323,500 and interest at 2% over the prime rate per year. The term notes were executed by the Company for business purposes and was paid in full in August 1996.

  The President of the Company, his wife, and the Chairman of the Board of Directors of the Company personally guaranteed a revolving line of credit with a commercial bank with a principal amount of $300,000 and interest at 2% over the prime rate per year. The line was executed by the Company for business purposes including the financing of receivables. In January 1996, the Company increased the line of credit to $450,000. In April 1996, the line was renewed through April 1, 1997 and the interest rate was modified to prime rate plus 1%.

  In March 1996, the Company loaned $89,900 to an officer/director. The loan bears interest at 6% per year with a balance of $50,400 principal and interest due April 1, 1998.

  In September 1996, the Company loaned $25,000 to an officer, pursuant to an employment agreement. The loan bears interest at the prime rate at the date of the loan and is due September 26, 1998.

Revenues and Expenses

  During 1996 and 1995, the Company billed the Chairman of the Board of Directors approximately $8,400 and $19,000, respectively, for reprographic services and the sale of a photocopier. These transactions occurred at the same prices available to non-related third parties.

  During 1996 and 1995, the Company was billed approximately $208,000 and $20,000, respectively, for legal services rendered by the Stoppelman Law Firm, P.C., of which the Chairman of the Board of Directors, is a principal. The Company believes that the fees charged were at least as favorable as those obtainable from an uninterested third party. In October 1996, the Company entered into an arrangement with The Stoppelman Law Firm whereby the Company pays a retainer of $5,000 per month for legal services.

  Future transactions with interested parties will continue to be handled on an arms' length basis, upon terms no less favorable to the Company than those available from unaffiliated third parties.

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K

(a)       Exhibits

Exhibit #      Description of Document

3.01(1)        Certificate of Incorporation: Delaware

3.02(1)        Restated By-Laws: Delaware

4.01(1)        Form of Common Stock Certificate

4.02(1)        Form of Warrant Certificate

4.03(1) Form of Warrant Agreement between On-Site Sourcing, Inc. and the Continental Stock Transfer and Trust Company

4.04(1) Registrant's Articles of Incorporation are incorporated by reference to exhibit 3.01

4.05(1) Registrant's Restated Bylaws pages 1-5 are incorporated by reference to exhibit 3.02

10.01(1)       Employment Agreement between the Company and Christopher
               Weiler

10.02(1)       Employment Agreement between the Company and Allen Outlaw

10.03(1)       Employment Agreement between the Company and Anthony Kopsidas

10.04(1)       Employment Agreement between the Company and Jack Krutsick

10.05(2)       Employment Agreement between the Company and Larry F. Morris

10.05(3)       Employment Agreement between the Company and Joseph Sciacca

10.06(1)       Lease with Rubin Strouse Realty for Philadelphia, PA

10.07(1)       Amendment 1 to Lease with Rubin Strouse Realty

10.08(1)       Amendment 2 to Lease with Rubin Strouse Realty

10.09(1)       Amendment 3 to Lease with Rubin Strouse Realty

10.10(1)       Lease with JRG/Lynn Associates, 9/12/95, for Arlington, VA

10.11(1)       First Addendum to Lease with JRG/Lynn Associates, 3/30/94

10.12(1)       Second Addendum to Lease with JRG/Lynn Associates, 7/6/94

10.13(1)       Third Addendum to Lease with JRG/Lynn Associates, 6/29/95

10.14(1)       Fourth Addendum to Lease with JRG/Lynn Associates, 1/25/96

10.15(1) Lease Agreement between Oak Crest Ltd. and SWR 1/31/92 for Frederick, MD assumed by On-Site

10.16(1)       Assumption of Lease Agreement between the Company and Oak   Crest
               Ltd.

10.17(1)       Lease with Kingston Atlanta Partners, L.P. - 12/15/95 for
               Atlanta, GA

10.18(1)       Form of Management Services Contract

10.19          Lease with 443 Company/William Real Estate Co., Inc. for
               New York, NY office

10.20          Lease with JRG/Lynn Associates 10/18/96

10.21          Lease with Frederick Park Limited Partnership

10.22          Fifth Amendment to Lease with Suburban Station Associates

10.23(2)       Revised 1996 Stock Option Plan

10.24(2)       1997 Stock Option Plan

10.25          First Amendment to lease with Kingston Atlanta, Partners,   LP

16.01(4)       Letter on change in certifying accountant

23.01 Consent of Reznick Fedder & Silverman PC, independent auditors

23.02          Consent of Grant Thornton LLP, independent auditors

27.01          Financial Data Schedule


(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 file No. 333-3544.

(2) Incorporated by reference to the Company's Post Effective Amendment to the Company's Registration Statement on Form SB-2 file No. 333-3544.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1996.

(4) Incorporated by reference to the Company's Current Report on Form 8-K dated November 29, 1996 and amended December 9, 1996.


(b)       Reports on Form 8-K

1. Current Report on Form 8-K dated November 29, 1996 and amended on December 9, 1996 regarding the change in the Company's certifying accountant.

                              SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 31st day of March 1997.


                    ON-SITE SOURCING, INC.


                    BY:
                         Christopher J. Weiler, President



In accordance with the Exchange, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.


Signature                     Title                         Date


/S/ CHRISTOPHER J. WEILER     President, Chief Executive
Christopher J. Weiler          Officer and Director         March 31,1997

/S/ JOHN S. STOPPELMAN        Chairman of the
John S. Stoppelman             Board of Directors           March 31,1997


/S/ JOSEPH SCIACCA
Joseph Sciacca                Chief Financial Officer       March 31,1997

/S/ ANTHONY A. KOPSIDAS       Vice President of
Anthony A. Kopsidas            Operations and Director      March 31,1997

/S/ ALLEN C. OUTLAW           Vice President of Sales and
Allen C. Outlaw                Marketing and Director       March 31,1997