Form 10QSB
period 1997-03-31
ON SITE SOURCING INC
filed 1997-05-09
CIK 1012141

                                  Form 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
(Mark One)
  (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31,1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to


                    Commission File Number           0-20947

                             On-Site Sourcing, Inc.
              (Exact name of registrant as specified in its charter)

       DELAWARE                                                  54-1648470
         (State or other jurisdiction of                         (IRS Employer
                             Identification Number)
          incorporation or organization)

              1111 N. 19th  Street, Suite 600, Arlington, VA 22209
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code  (703) 276-1123

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1997.

        Common Stock 0.01 par value                     Number of Shares
         No Class                                             4,794,021
                  Preferred Stock 0.01 par value
         No Class                                                   None

                              On-Site Sourcing,Inc.

                                      Index






Part I.   Financial Information.                       Page No.

     Item 1.  Financial Statements

     Condensed Balance sheets -
        March 31, 1997 and December 31, 1996                     3

     Condensed Statements of Earnings -
       three months ended March 31, 1997 and 1996                4

     Condensed Statements of Stockholders Equity
       three months ended March 31, 1997 and 1996                5

     Condensed Statements of Cash Flows -
       three months ended March 31, 1997 and 1996                6

     Notes to condensed financial statements                  7-11

     Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.                         11-13


Part II.  Other Information

     Signatures                                                 14

                             ON-SITE SOURCING, INC.
                            CONDENSED BALANCE SHEETS

                                                  March 31,      December 31,
                                                     1997            1996
                                                  ----------      -----------
ASSETS                                             (Unaudited)       (Audited)


CURRENT ASSETS

      Cash and cash equivalents                 $      972,708  $    1,894,722
      Accounts receivae, net                         3,678,898       2,697,248
      Prepaid supplies                                 273,380         188,770
      Prepaid expenses                                 150,374          85,967
                                                     ---------       ---------
     Total current assets                            5,075,360       4,866,707

     Property and equipment, net                     3,649,787       3,573,127
     Note receivable - officer                          25,000          25,000
     Other assets                                       67,359          73,211
                                                     ---------       ---------
                                                   $ 8,817,506  $    8,538,045
                                                     ---------       ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable - trade                    $      743,996  $      552,017
     Accrued and other liabilities                      361,991         289,199
     Current portion of long-term debt                  182,259         182,153
     Deferred taxes                                      60,154          60,154
                                                      ---------       ---------
          Total current liabilities                   1,348,400       1,083,523

Long-term debt net of current portion                   943,211         990,683

Deferred rent                                            77,995         76,129

Deferred taxes                                           33,046         14,846

Commitments and contingencies                                 -              -

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value, 20,000,000
     shares authorized 4,794,021 shares
     issued and outstanding                              47,940          47,940
     Preferred stock, .01 par value, 1,000,000
     shares authorized, no shares issued and
     outstanding                                              -               -
     Subscription receivable                            (50,400)        (50,400)
     Additional paid in capital                       6,351,911       6,351,911
     Common stock options outstanding                    33,000          16,500
     Retained earnings                                   32,403           6,913
                                                      ---------       ---------
                                                      6,414,854       6,372,864
                                                      ---------       ---------
                                                 $    8,817,506  $    8,538,045
                                                      ---------       ---------


    The accompanying notes are an integral part of these condensed financial statements

                             ON-SITE SOURCING, INC.
                        CONDENSED STATEMENTS OF EARNINGS
                   For the three month period ended March 31,

                                                1997               1996
                                              ----------        ---------
                                                     (Unaudited)
Revenue                                    $    3,613,374   $  1,797,020
Costs and expenses
   Cost of sales                                2,777,854      1,358,602
   Selling expense                                423,114        148,355
   Administrative expense                         348,476        188,488
                                                3,549,444      1,695,445
                                                ---------      ---------
   Earnings from operations                        63,930        101,575
   Other income (expense)
   Other income, primarily interest                12,256         21,473
   Other expense, primarily interest              (32,496)        (31,682)
                                                ---------       ---------
                                                 (20,240)         (10,209)

Earnings before income taxes                      43,690           91,366
Income tax expense                                18,200                -
                                                ---------       ---------
Net Earnings                                $     25,490    $      91,366
                                                --------        ---------

Net earnings per common share               $       0.01    $        0.03

Weighted number of common shares and
  common share equivalents outstanding
  during period                                 4,916,808       2,712,206
                                                ---------       ---------












    The accompanying notes are an integral part of these condensed financial statements

                             ON-SITE SOURCING, INC.
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                 Common
                                                   Additional     Stock
                               Common     Common     Paid in     Options
                               Shares      Stock     Capital   Outstanding
                               -------    -------   ---------   -----------

Balance at December 31, 1996  4,794,021 $  47,940   $ 6,351,911  $  16,500

  Stock options issued                                              16,500
  Net earnings
                              ---------   -------    ----------   --------
Balance at March 31, 1997     4,794,021  $ 47,940   $ 6,351,911  $  33,000
                              ---------   -------    ----------   --------



                                         Subscriptions  Retained
                               Subtotal   Receivable    Earnings    Total


Balance at December 31, 1996 $ 6,416,351 $ (50,400) $    6,913   $ 6,372,864

  Stock options issued            16,500                              16,500
  Net earnings                                           25,490       25,490
                               ---------   -------   ----------    ---------
Balance at March 31, 1997    $ 6,432,851 $ (50,400) $    32,403  $ 6,414,854
                               ---------   -------   ----------    ---------

                                                                 Common
                                                   Additional     Stock
                               Common     Common     Paid in     Options
                               Shares      Stock     Capital   Outstanding
                               -------    -------   ---------   -----------

Balance at December 31,1995    2,187,000 $  21,870  $ 488,140     $      -

  Sale of common stock           309,955     3,100    397,202
  Warrants exercised              90,000       900     49,500
  Stock options issued
  Payments received
  Net earnings
                               ---------   -------    ----------   --------
Balance at March 31, 1996      2,586,955 $  25,870   $ 934,842   $        -
                               ---------   -------    ----------   --------


                                         Subscriptions  Retained
                               Subtotal   Receivable    Earnings    Total

Balance at December 31,1995   $ 510,010  $        -  $ (238,327) $  271,683

  Sale of common stock          400,302    (115,000)                285,302
  Warrants exercised             50,400                              50,400
  Stock options issued               -                                    -
  Payments received                  -                                    -
  Net earnings                       -                   91,366      91,366
                               --------     -------    ---------   --------
Balance at March 31, 1996     $ 960,712  $ (115,000) $ (146,961) $  698,751
                               --------     -------    ---------   --------







    The accompanying notes are an integral part of these condensed financial statements


                             ON-SITE SOURCING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                   For the three month period ended March 31,
                                   (Unaudited)

                                                            1997       1996
Cash flows from operating activities

   Net earnings                                         $  25,490    $  91,366
Adjustments to reconcile net earnings to net cash
(used in)provided by operations
Depreciation                                               165,761      37,003
Gain on disposal of equipment                                 (782)          -

Compensation expense - stock options                        16,500           -
Changes in assets and liabilities
   Increase in accounts receivable, net                   (981,650)   (462,560)
   Increase in prepaid supplies                            (84,610)     (7,969)
   Increase in prepaid expenses                            (64,407)          -
   (Decrease) increase in other assets                       5,852     (22,516)
   Increase in accounts payable - trade                    191,979     100,482
   Increase (decrease) in accrued liabilities               72,792     (76,921)
   Increase (decrease) in deferred rent                      1,866      (5,921)
   Increase in deferred taxes                               18,200           -
                                                          ---------   ---------
Total Adjustments                                         (658,499)    (438,402)
                                                          ---------   ---------
Net cash used in operations                               (633,009)    (347,036)
                                                          ---------   ---------
 Cash flows from investing activities
   Capital expenditures                                   (241,639)    (181,085)
                                                          ---------   ---------
Net cash used in investing activities                     (241,639)    (181,085)
Cash flows from financing activities
   Proceeds from sale of common stock and
     exercise of warrants                                        -      335,702
   Proceeds of long-term debt agreements                         -       32,000
   Net borrowings short term debt agreement                      -      150,000
   Payments under long-term debt agreements                (47,366)     (19,956)
   Net borrowings under line of credit agreement                 -      115,000
   Deferred offering costs                                       -     (102,381)
                                                          ---------   ---------
Net cash (used in) provided by financing activities        (47,366)     510,365
                                                          ---------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (922,014)    (17,756)
Cash and cash equivalents, beginning                      1,894,722      38,116
                                                          ---------   ---------
Cash and cash equivalents, ending                       $   972,708  $   20,360
                                                          ---------   ---------










    The accompanying notes are an integral part of these condensed financial statements

On-Site Sourcing, Inc.

Notes to Condensed Financial Statements
(unaudited)


March 31, 1997


NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

 In the opinion of management, the accompanying condensed financial statements reflect all necessary adjustments and reclassifications that are necessary for fair presentation for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes filed in the Company's Annual Report on Form 10K-SB. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


 Revenue Recognition

 Revenue from facilities management is recognized based on monthly fixed fees and, in certain cases, variable per copy fees, as contained in facilities management agreements. Revenue from reprographic and imaging services is recognized on a per copy or image basis upon completion of the services. Revenue from the sale of refurbished copiers is recognized when the copiers are shipped and transfer of title occurs.

 Property and Equipment

 Property and equipment consists of copy center equipment, office furniture and fixtures, and delivery equipment. Depreciation is provided for in sufficient amounts to relate the cost of depreciable assets to operations over their estimated service lives, ranging from two to ten years. The straight line method is followed for financial reporting purposes. Accelerated methods are used for tax purposes.

 Software development held for resale

 The Company capitalizes certain computer software costs which are amortized utilizing the straight-line method over the estimated economic lives of the projects not to exceed one year. All other software development costs are expensed as incurred.

On-Site Sourcing, Inc.

(unaudited)


March 31, 1997

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

 Earnings per common share is based on the weighted average number of common shares and, if dilutive, common equivalent shares outstanding during each
 year.   Such  average  shares include the weighted  average  number  of  common shares outstanding (4,916,808 in 1997 and 2,712,206 in 1996) plus the shares issuable upon exercise of stock options and warrants after the assumed repurchase of common shares with the related proceeds (122,787 in 1997 and 99,584 in 1996). Options and warrants granted, as well as certain shares issued during the one-year period prior to the initial public offering, are treated as outstanding in calculating earnings per share for both periods presented.



NOTE B-CREDIT FACILITIES

 During the first quarter of 1997, the Company entered into an agreement for a working capital line of credit with a financial institution for $2,500,000. The line of credit bears interest at the financial institution's prime rate or the 30 day LIBOR rate plus 2.25%, payable monthly. Any remaining principal balance and accrued interest is due at the maturity date of April 30, 1998. The line of credit is secured by certain assets of the Company, including accounts receivable and certain fixed assets. As of March 31, 1997 there were no advances made under the line of credit.

 During the first quarter of 1997, the Company entered into a term note with a financial institution to provide $1,100,000 to refinance certain capitalized lease obligations. The note is payable in 48 monthly installments, bears interest at the rate of 9.02%, and matures on April 30, 2001. The note is collateralized by specific equipment and is subject to certain financial covenants. The term note was funded in April of 1997.

 At  various times in 1996 the Company had term notes with a commercial bank  in
 the  aggregate principal of $323,500.   The notes were paid in full and retired
 in August 1996.

On-Site Sourcing, Inc.

(unaudited)


March 31, 1997


 At March 31, 1996, the Company had available a $450,000 working capital line of credit at the bank's prime rate plus 1%. The line of credit matured on April 1, 1997. There were no outstanding obligations under the working capital line of credit at March 31, 1997.

 The Company has financed certain equipment purchases under capitalized leases, with terms of sixty months.


NOTE C-RELATED PARTY TRANSACTIONS


 Transactions with an Officer/Shareholder

 During the three months ended March 31, 1997 and 1996, the Company recorded the following transaction with an officer/shareholder:

     During the three months ended March 31, 1997 and 1996, the Company incurred approximately $15,000 and $69,000, respectively, for legal services rendered by the officer/shareholder. During the three months ended March 31, 1997 and 1996, the Company recorded revenue of approximately $13,400 and $1,600, respectively, for reprographic services. Included in accounts receivable as of March 31, 1997, is approximately $8,900 due from the officer/shareholder.


 Transactions with Shareholders


     During the three months ended March 31, 1997 and 1996 the Company recorded revenue of approximately $135,900 and $77,300, respectively, for services provided to a shareholder under a facilities management agreement. Included in accounts receivable as of March 31, 1997, is approximately $170,000 due from the shareholder.

     In March 1996, the Company entered into a two-year consulting agreement with its underwriters/shareholder for financial and marketing services totaling $60,000 which was paid from the proceeds of the initial public offering.

On-Site Sourcing, Inc.

(unaudited)


March 31, 1997


 Subscription receivable -- Shareholder

  The Company has a note receivable from an officer/director for $89,900 in connection with the exercise of stock options. The note bears interest at 6% per year with the remaining principal and interest due April 1, 1998. The balance of the note at March 31, 1997 was $50,400.

 Note  receivable -Officer

  During   1996,   the   Company  entered  into  a  note   agreement   with   an
  officer/shareholder in the amount of $25,000. The loan bears interest at the prime rate of interest and is due in September 1998.

NOTE D-COMMITMENTS

 The Company has annual rental and lease commitments with a term of one year or more for its offices and production facilities that expire at various times through 2006. The minimum annual rent is approximately $800,000.

NOTE E-INCENTIVE STOCK OPTION PLAN

 In 1997, 1996 and in 1995, the Company adopted incentive stock option plans, under which pools of 500,000, 200,000 and 510,000, shares respectively have been reserved. The plans are administered and terms of option grants are established by the Board of Directors. Under the terms of the plans, options may be granted to the Company's employees and directors to purchase shares of common stock. Options become exercisable ratably over a vesting period as determined by the Board of Directors, and expire over terms not exceeding ten years from the date of grant, three months after termination of employment, or one year after the death or permanent disability of the employee. The Board of Directors determines the option price (not less than fair market value) at the date of grant.

 Pursuant  to  an employment agreement, the Company had outstanding  options  to sell 162,000 shares of common stock to an officer/director of the Company at an exercise price of $.56 per share. The options, which were fully vested during 1994, were exercised on March 29, 1996 for $90,000. In connection with the exercise of the options, the Company loaned $89,900 to the officer/director. The balance of the note on March 31, 1997 was $50,400.

On-Site Sourcing, Inc.

(unaudited)


 March 31, 1997


 At March 31, 1997, the Company had outstanding options to sell 126,000 shares of common stock to an officer/director at an exercise price of $1.11 per share. As of March 31, 1997, the options are fully vested. The options expire in December 2000.

 The Company has outstanding employee stock options for 711,863 shares of common stock at exercise prices ranging from $1.11 to $3.00 per share. As of March 31, 1997, 249,996 of the shares are vested with the remainder scheduled to vest through December 2001. The options expire at various times through
 December  2001.   The Company granted a total of 60,000 options to its  outside directors which vest quarterly over one year. The fair value of options granted to outside directors are charged to expense as they vest.




    Management Discussion and Analysis of Financial Conditions and Results of
                                   Operations


On-Site Sourcing, Inc. (On-Site or the "Company") provides reprographic, imaging and facilities management services to law firms, corporations, non-profit organizations, accounting firms, financial institutions and other organizations throughout the East Coast of the United States. In order to meet the highly specialized requirements of each client, On-Site offers a variety of customized reprographic and facilities management services. The Company provides reprographic and imaging services 24 hours-per-day, seven days-per-week including copying, binding, labeling, collating and indexing in support of complex document-intensive litigation as well as higher volume production of manuals, brochures and other materials for corporations and non-profit organizations. On-Site also provides on-premises management of customers' support services including mailroom operations, facsimile transmission, records and supply room management and copying services.

Three months 1997 vs. 1996

Revenue for the three months ended March 31, 1997 increased 101% or $1,816,354 to $3,613,374 as compared to $1,797,020, recorded for the three months ended March 31, 1996. The principle reason for the increase is due to increased volume of work orders fulfilled through increased capacity at the Arlington, VA reprographic facility, increased sales volume at the Philadelphia, Atlanta and New York facilities, and imaging services becoming fully operational.

For the three months ended March 31, 1997 cost of sales increased $1,419,252 or 104% over the same period in 1996, as a result of initial costs incurred
associated with imaging services and the New York operation.   Operating margins
increased 91% to $835,520, a $397,102 increase over the same period last year, due to the increase in revenue.

Selling expense increased by $274,759 to $423,114 over the same period last year. As a percent of sales, this represents an increase from 8% for the three months ended March 31, 1996 to 12% in the same period in 1997, primarily due to the addition of personnel, higher commissions associated with increased revenue, and expansion into new markets.

Administrative expense for the three months ended March 31, 1997 increased $159,988 to $348,476 over the same period last year due primarily to professional fees, increases in administrative staffing and associated costs with the expansion into new markets. As a percent of sales, administrative expense remained constant at 10% for the three month period.

Earnings from Operations

For the three months ended March 31, 1997, earnings from operations decreased 37% or $37,645 from $101,575 to $63,930. The decrease is due to increased marketing efforts, and initial costs associated with imaging services and the New York operations.

Other income and expenses

Other income decreased $9,217 compared to the first three months of 1996. Other expense, primarily interest increased $814 to $32,496 for the three month period ended March 31, 1997.


Net earnings

For the three months ended March 31, 1997 the Company generated net earnings of $25,490 as compared to $91,366 for the same period last year. Earnings per share for the three months ended March 31, 1997 were $.01 compared to $.03 for the three months ended March 31, 1996. The Company has provided for income taxes of $18,200 versus $0 for the three months ended March 31, 1997 and 1996, respectively.


Liquidity and Capital Resources at March 31, 1997 and Subsequent Activity


The Company has funded its expansion and growth by utilizing the proceeds of its initial public offering and long term financing, where appropriate, for significant capital outlays. The Company anticipates that the net proceeds from the initial public offering, proceeds from the overallotment options, cash flow from operations and credit facilities will be sufficient to meet the Company's expected cash requirements for the next twelve months. There can be no assurances that unforeseen events may not require more working capital than the Company has at its disposal.

During the first quarter of 1997, the Company has secured a $2,500,000 line of credit with a financial institution. The line of credit bears interest at the financial institution's prime rate or the 30 day LIBOR rate plus 2.25%, payable monthly. The line of credit will be utilized to finance accounts receivable and other working capital needs. As of March 31, 1997 there were no advances under the line. The Company also secured a $1,100,000 term note to refinance certain capital leases at more favorable interest rates. The note is payable in 48 monthly installments, bears interest at the rate of 9.02%, and matures on April 30, 2001. The term note was funded in April 1997.


During the three months ended March 31, 1997 and 1996, the Company's principle uses of cash were to fund fixed asset purchases and pay off long-term debt.

Part II. Other Information


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  On-Site Sourcing, Inc.





Date:     May  9, 1997             By: /s/ Christopher J. Weiler
                                   Christopher  J.  Weiler
                                   President and
                                   Chief Executive Officer


                              By:  /s/ Joseph Sciacca
                                     Joseph Sciacca
                                     Vice President of Finance and
                                     Chief Financial Officer