Form 10QSB
period 1997-06-30
ON SITE SOURCING INC
filed 1997-08-08
CIK 1012141

Form 10-Q SB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the quarterly period ended   June 30,1997

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
Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1997.

Common Stock 0.01 par value                     Number of Shares
No Class                                             4,794,021
Preferred Stock 0.01 par value
No Class                                                   None

On-Site Sourcing,Inc.

Index






Part I.	Financial Information.					Page No.

	Item 1.  Financial Statements

	Balance sheets -
          June 30, 1997 and December 31, 1996                   3

	Statements of Earnings -
	  Six and three months ended June 30, 1997 and 1996		          4

	Statements of Stockholders Equity
	  Six months ended June 30, 1997 and 1996				                  5

	Statements of Cash Flows -
	  Six and three months ended June 30, 1997 and 1996		          6

	Condensed notes to financial statements				                   	7-11

	Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.        11-13


Part II.    Other Information

            Signatures                                          14

                                 ON-SITE SOURCING, INC.
                                     BALANCE SHEETS


[CAPTION]
                                                   June 30,   December 31,
                                                     1997        1996
ASSETS                                            (Unaudited)

CURRENT ASSETS

Cash and cash equivalents                       $  1,013,695 $ 1,894,722
Accounts receivable, net                           4,878,835   2,697,248
Prepaid supplies                                     484,610     188,770
Prepaid expenses                                     116,798      85,967
                                                  ----------  ----------
       Total current assets                        6,493,938   4,866,707

Property and equipment, net                        3,839,653   3,573,127

Note receivable - officer                             25,000      25,000

Other assets                                          43,013      73,211
                                                  ----------   ---------
                                                 $10,401,604 $ 8,538,045
                                                  ----------   ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable trade                          $  1,191,567 $   552,017
Accrued and other liabilities                        336,570     289,199
Current portion of long-term debt                    382,355     182,153
Deferred taxes                                       231,900      60,154
                                                  ----------   ---------
   Total current liabilities                       2,142,392   1,083,523

Long-term debt net of current portion              1,377,215     990,683

Deferred rent                                         77,995      76,129

Deferred taxes                                        76,200      14,846

Commitments and contingencies                              -           -

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 20,000,000
 shares authorized 4,794,021, shares
 issued and outstanding                                47,940     47,940
Preferred stock,$.01 par value, 1,000,000 shares
 authorized, no shares issued and outstanding               -          -
Subscription receivable                               (50,400)   (50,400)
Additional paid in capital                           6,351,911  6,351,911
Common stock options outstanding                        49,500     16,500
Retained earnings                                      328,851      6,913
                                                    ----------   ---------
                                                     6,727,802   6,372,864
                                                    ----------   ---------
                                                   $10,401,604  $8,538,045



                      See notes to financial statements





                         ON-SITE SOURCING, INC.
                         STATEMENTS OF EARNINGS

[CAPTION]
                                 Six Months Ended      Three Months Ended
                                 June 30,  June 30,     June 30, June 30,
                                  1997     1996          1997     1996
                                    (Unaudited)            (Unaudited)

Revenue                       $ 8,726,314 $ 3,726,561  $ 5,112,940 $ 1,929,541
Costs and expenses
Cost of sales                   6,266,833   2,794,009    3,488,979   1,435,407
Selling expense                 1,048,411     308,870      625,297     160,515
Administrative expense            808,134     386,585      459,658     198,097
                               ----------   ---------   ----------   ---------
                                8,123,378   3,489,464    4,573,934   1,794,019
                               ----------   ---------   ----------   ---------
 Earnings from operations         602,936     237,097      539,006     135,522
 Other income (expense)

Other income, primarily interest   24,823      21,473       12,567           -
Other expense, primarily interest (72,721)    (49,542)     (40,225)    (17,860)
                                ----------   ---------   ----------   ---------
                                  (47,898)    (28,069)     (27,658)    (17,860)
                                ----------   ---------   ----------   ---------
Earnings before income taxes      555,038      209,028     511,348     117,662
Income tax expense                233,100       28,500     214,900      28,500
                                ----------   ---------   ----------   ---------
Net Earnings                   $  321,938  $   180,528 $   296,448  $   89,162
                                ----------   ---------   ----------   ---------

Net earnings per common share  $    0.07   $     0.07  $     0.06   $     0.03

Weighted number of common shares
 and common share equivalents
 outstanding during the period   4,917,137   2,647,377   4,917,137  2,647,377




                      See notes to financial statements



                             ON-SITE SOURCING, INC.
                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                    Unaudited


[CAPTION]
                                                       Common
                                            Additional  Stock
                       Common   Common       Paid in   Options
                       Shares    Stock      Capital   Outstanding   Subtotal

Balance at
December 31, 1996      4,794,021  $ 47,940  $6,351,911 $ 16,500    $6,416,351

Stock options issued                                     33,000        33,000

Net earnings
                       ----------  -------- ---------- ---------    ---------
Balance at
June 30, 1997          4,794,021  $ 47,940  $6,351,911 $ 49,500    $6,449,351
                       ----------  -------- ---------- ---------    ---------

                                   Subscriptions    Retained
                        Subtotal    Receivable      Earnings        Total

Balance at
December 31, 1996     $6,416,351   $  (50,400)    $   6,913     $6,372,864

Stock options issued      33,000                                     33,000

Net earnings                                         321,938        321,938
                      ----------      --------     ----------    ----------
Balance at
June 30, 1997         $6,449,351   $  (50,400)    $  328,851     $6,727,802
                      ----------      --------     ----------    ----------


                                                       Common
                                            Additional  Stock
                       Common   Common       Paid in   Options
                       Shares    Stock      Capital   Outstanding   Subtotal

Balance at
December 31, 1995      2,187,000  $ 21,870  $ 488,140  $            $ 510,010

Sale of common stock     399,955     4,000    446,702                 450,702

Receivable Shareholder                                                      -

Payments received                                                           -

Net earnings                                                                -
                        ----------  -------- ---------- ---------   ---------
Balance at
June 30, 1996           2,586,955  $ 25,870 $  934,842 $        -   $ 960,712














                                   Subscriptions    Retained
                        Subtotal    Receivable      Earnings        Total

Balance at
December 31, 1995     $  510,010  $                $(238,327)    $ 271,683

Sale of common stock     450,702                                   450,702

Receivable Shareholder         -      (115,000)                   (115,000)

Payments received              -        64,600                      64,600

Net earnings                   -                     180,528       180,528
                      ----------     ----------     ---------    ---------
Balance at
June 30, 1996         $  960,712   $   (50,400)    $ (57,799)    $  852,513
                      ----------     ----------     ---------    ---------

                             See notes to financial statements

                                  ON-SITE SOURCING, INC.
                                 STATEMENTS OF CASH FLOWS
                                      (Unaudited)
[CAPTION]
                                        Six months ended  Three months ended
                                            June 30,           June 30,
                                       1997        1996     1997       1996

Cash flows from operating activities
   Net earnings                      $  321,938  $ 180,528 $  296,448 $ 89,162
Adjustments to reconcile net
  earnings to net cash (used in)
  provided by operations
Depreciation                            343,726     84,745    177,965   47,742
Gain on disposition of equipment           (782)         -          -        -
Compensation expense - stock options     33,000          -     16,500        -
Changes in assets and liabilities
Increase in accounts receivable, net (2,181,587)  (599,339)(1,199,937)(136,779)
Increase in prepaid supplies           (295,840)   (67,004)  (211,230) (59,035)
(Increase) decrease in
  prepaid expenses                      (30,831)         -     33,576        -
(Increase) decrease in other assets      30,198    (25,567)    24,346   (3,051)
Increase in accounts payable-trade      639,550    138,609    447,571   38,127
Increase (decrease) in
  accrued liabilities                    47,371    141,195    (25,421) 218,116
Increase (decrease) in deferred rent      1,866     11,962          -   17,883
Increase in deferred taxes              233,100     28,500    214,900   28,500
                                     ----------  ---------  --------- --------
Total Adjustments                    (1,180,229)  (286,899)  (521,730) 151,503
                                     ----------  ---------  --------- --------
Net cash (used in) provided by
 operations                            (858,291)  (106,371)  (225,282) 240,665
                                     ----------  ---------  --------- --------
Cash flows from investing activities
Capital expenditures                   (609,470)  (527,841)  (367,831)(346,756)
                                     ----------  ---------  --------- --------
Net cash used in investing activities  (609,470)  (527,841)  (367,831)(346,756)
                                     ----------  ---------  --------- --------
Cash flows from financing activities
Proceeds from sale of common stock
  and exercise of warrants                    -    400,302              64,600
Proceeds of long-term debt agreements 1,100,000    251,359  1,100,000  219,359
Net borrowings short term debt
 agreements                                   -    250,000          -  100,000
Payments under long-term debt
 agreements                            (513,266)   (42,325)  (465,900) (22,369)
Net borrowings under line of
 credit agreement                             -    130,000          -   15,000
Deferred offering costs                       -   (341,084)         - (238,703)
                                     ----------  ---------  --------- --------
Net cash (used in) provided
 by financing agreements                586,734    648,252    634,100  137,887
                                     ----------  ---------  --------- --------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                      (881,027)    14,040     40,987   31,796
Cash and cash equivalents, beginning  1,894,722     38,116    972,708   20,360
                                     ----------  ---------  --------- --------
Cash and cash equivalents, ending    $1,013,695  $  52,156 $1,013,695 $ 52,156
                                     ----------  ---------  --------- --------

                                    See notes to financial statements









On-Site Sourcing, Inc.

Condensed Notes to Financial Statements
(unaudited)


June 30, 1997


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

In the opinion of management, the accompanying condensed financial statements reflect all necessary adjustments and reclassifications that are necessary for fair presentation for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes filed in the Company's Annual Report on Form 10K-SB. The results of operations for the six and three month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


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


June 30, 1997

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

Earnings per common share is based on the weighted average number of common shares and, if dilutive, common equivalent shares outstanding during each year. Such average shares include the weighted average number of common shares outstanding (4,917,137 in 1997 and 2,647,377 in 1996) plus the shares issuable upon exercise of stock options and warrants after the assumed repurchase of common shares with the related proceeds (122,787 in 1997 and 99,584 in 1996). Options and warrants granted, as well as certain shares issued during the one-year period prior to the initial public offering, are treated as outstanding in calculating earnings per share for both periods presented.



NOTE B-CREDIT FACILITIES

During the first quarter of 1997, the Company entered into an agreement for a working capital line of credit with a financial institution for $2,500,000. The line of credit bears interest at the financial institution's prime rate or the 30 day LIBOR rate plus 2.25%, payable monthly. Any remaining principal balance and accrued interest is due at the maturity date of April 30, 1998. The line of credit is secured by certain assets of the Company, including accounts receivable and certain fixed assets. As of June 30, 1997 there were no advances made under the line of credit.

During the first quarter of 1997, the Company entered into a term note with a financial institution to provide $1,100,000 to refinance certain capitalized lease obligations. The note is payable in 48 monthly installments, bears
interest at the rate of 9.02%, and matures on April 30, 2001.   The note is
collateralized by specific equipment and is subject to certain financial covenants. The balance of the term note at June 30, 1997 was $1,031,250.

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


NOTE C-RELATED PARTY TRANSACTIONS


Transactions with an Officer/Shareholder

During the six months ended June 30, 1997 and 1996, the Company recorded the following transaction with an officer/shareholder:

During the six months ended June 30, 1997 and 1996, the Company incurred approximately $30,000 and $157,600, respectively, for legal services rendered by the officer/shareholder. During the six months ended June 30, 1997 and 1996, the Company recorded revenue of approximately $3,400 and $15,500, respectively, for reprographic services. Included in accounts receivable as of June 30, 1997, is approximately $3,400 due from the officer/shareholder.


Transactions with Shareholders


During the six months ended June 30, 1997 and 1996 the Company recorded revenue of approximately $238,100 and $166,400, respectively, for services provided to a shareholder under a facilities management agreement. Included in accounts receivable as of June 30, 1997, is approximately $118,100 due from the shareholder.

In March 1996, the Company entered into a two-year consulting agreement with its underwriters/shareholder for financial and marketing services totaling $60,000 which was paid from the proceeds of the initial public offering.

On-Site Sourcing, Inc.

(unaudited)


June 30, 1997



Subscription receivable -- Shareholder

The Company has a note receivable from an officer/director for $89,900 in connection with the exercise of stock options. The note bears interest at 6% per year with the remaining principal and interest due April 1, 1998. The balance of the note at June 30, 1997 was $50,400.

Note  receivable -Officer

During 1996, the Company entered into a note agreement with an officer/ shareholder in the amount of $25,000. The loan bears interest at the prime rate of interest and is due in September 1998.

NOTE D-COMMITMENTS

The Company has annual rental and lease commitments with a term of one year or more for its offices and production facilities that expire at various times through 2006. The minimum annual rent is approximately $800,000.

NOTE E-INCENTIVE STOCK OPTION PLANS

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

Pursuant to an employment agreement, the Company had outstanding options to sell 162,000 shares of common stock to an officer/director of the Company at an exercise price of $.56 per share. The options, which were fully vested during 1994, were exercised on March 29, 1996 for $90,000. In connection with the exercise of the options, the Company loaned $89,900 to the officer/ director. The balance of the note on June 30, 1997 was $50,400.

On-Site Sourcing, Inc.

(unaudited)


June 30, 1997


At June 30, 1997, the Company had outstanding options to sell 126,000 shares of common stock to an officer/director at an exercise price of $1.11 per share. As of June 30, 1997, the options are fully vested. The options expire in December 2000.

The Company has outstanding employee stock options for 697,881 shares of common stock at exercise prices ranging from $1.11 to $3.00 per share. As of June 30, 1997, 279,858 of the shares are vested with the remainder scheduled to vest through December 2001. The options expire at various times through December
2001.   The Company granted a total of 60,000 options to its outside directors which vest quarterly over one year. The fair value of options granted to outside directors are charged to expense as they vest.




Management's Discussion and Analysis of Financial Conditions and Results of Operations


On-Site Sourcing, Inc. (On-Site or the "Company") provides reprographic, document management, imaging and facilities management services to law firms, corporations, non-profit organizations, accounting firms, financial institutions and other organizations throughout the East Coast of the United States. In order to meet the highly specialized requirements of each client, On-Site offers a variety of customized reprographic and facilities management services. The Company provides reprographic and imaging services 24 hours-per-day, seven days-per-week including copying, binding, labeling, collating and indexing in support of complex document-intensive litigation as well as higher volume production of manuals, brochures and other materials for corporations and non-profit organizations. On-Site also provides on-premises management of customers' support services including mailroom operations, facsimile transmission, records and supply room management and copying services.

Six months 1997 vs. 1996

Revenue for the six months ended June 30, 1997 increased 134% or $4,999,753 to $8,726,314 as compared to $3,726,561, recorded for the six months ended June 30, 1996. The principal reason for the increase is increased volume of work orders fulfilled through increased sales volume in the Arlington, VA, Philadelphia, PA, Atlanta, GA, and New York City facilities.


For the six months ended June 30, 1997, cost of sales increased $3,472,824 or
124% over the same period in 1996.   Operating margins increased 164% to
$2,459,481, a $1,526,929 increase over the same period last year, due to the increase in revenue. As a percentage of sales, operating margins improved to 28% versus 25% for the six months ended June 30, 1997 and 1996, respectively.

Selling expense increased by $739,541 to $1,048,411 over the same period last year. As a percentage of sales, this represents an increase from 8% for the six months ended June 30, 1996 to 12% in the same period in 1997, primarily due to the addition of personnel, higher commissions associated with increased revenue, and expansion into new markets.

Administrative expense for the three months ended June 30, 1997 increased $421,549 to $808,134 over the same period last year due primarily to professional fees, increases in administrative staffing and costs associated with the expansion into new markets. As a percent of sales, administrative expense was 9% for the six month period in 1997 as compared to 10% for the same period last year.

Earnings from Operations

For the six months ended June 30, 1997, earnings from operations increased 154% or $365,839 from $237,097 to $602,936. The increase is due to increased revenue, growth in existing markets, and continued expansion into new markets.

Other income and expenses

Other income increased $3,350 compared to the first six months of 1996. Other expense, primarily interest increased $23,179 to $72,721 for the six month period ended June 30, 1997 due to financing major equipment purchases.


Net earnings

For the six months ended June 30, 1997 the Company generated net earnings of $321,938 as compared to $180,528 for the same period last year. Earnings per share for the six months ended June 30, 1997 and 1996 were $.07 on 4,917,137 share versus 2,647,377 shares outstanding, respectively. The Company has provided for income taxes of $233,100 versus $28,500 for the six months ended June 30, 1997 and 1996, respectively.


Liquidity and Capital Resources at June30, 1997 and Subsequent Activity


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

The Company has a secured a $2,500,000 line of credit with a financial institution. The line of credit bears interest at the financial institution's prime rate or the 30 day LIBOR rate plus 2.25%, payable monthly. The line of credit will be utilized to finance accounts receivable and other
working capital needs.   As of June 30, 1997 there were no advances under the
line.   The Company also has a $1,100,000 term note to refinance certain capital leases at more favorable interest rates. The note is payable in 48 monthly installments, bears interest at the rate of 9.02%, and matures on April 30, 2001. The balance on the note at June 30, 1997 was $1,031,250.

During the six months ended June 30, 1997 and 1996, the Company's principal uses of cash were to fund fixed asset purchases and pay off long-term debt.


Three Months 1997 vs. 1996

The principal reasons for the increase in revenue from operations and net earnings for the three months ended June 30, 1997 versus 1996 are outlined in the discussion of the six month results. There were no material items adversely impacting the Company.

Revenue for the three months ended June 30, 1997 more than doubled, increasing 165% to $5,112,940 as compared to $1,929,541 for the three month period ended June 30, 1996. Cost of sales and the related operating margin improved to 32% as compared to 26% for 1996, based in part on increased productivity per labor hour and increased volume.

Earnings from operations were $539,006 as compared to $135,522 as a result of increased revenue resulting from continued expansion into new and existing markets.

The Company earned $12,567 from interest on overnight investments during the three months ended June 30, 1997. The Company paid $40,255 in interest as compared to $17,860 over the same period last year.

Net earnings for the three month period ended June 30, 1997 increased 232% to $296,448 from $89,192 for the same period last year. Earnings per share for the three month period ended June 30, 1997 were $.06 compared to $.03 for the three month period ended June 30, 1996.

Part II. Other Information


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

						    On-Site Sourcing, Inc.





Date:   August 8, 1997                      By:  /s/ Christopher J.Weiler
                                        				     Christopher  J. Weiler
						                                           President and
						                                           Chief Executive Officer


                                             By:  /s/ Joseph Sciacca
                                                  Joseph Sciacca
                                                  Vice President of Finance
                                                  and Chief Financial Officer




1


1