Form 10QSB
period 1997-09-30
ON SITE SOURCING INC
filed 1997-11-12
CIK 1012141

                                  Form 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington,  D. C.  20549
(Mark One)
  (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30,1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1997.

        Common Stock 0.01 par value                     Number of Shares
        No Class                                             4,794,021
        Preferred Stock 0.01 par value
        No Class                                                  None

                              On-Site Sourcing,Inc.

                                      Index






Part I.   Financial Information.                                    Page No.

     Item 1.  Financial Statements

     Balance sheets -
       September 30, 1997 and December 31, 1996                            3

     Statements of Earnings -
      Nine and three months ended September 30, 1997 and 1996              4

     Statements of Stockholders Equity
      Nine and three months ended September 30, 1997 and 1996              5

     Statements of Cash Flows -
       Nine and three months ended September 30, 1997 and 1996             6

     Condensed notes to financial statements                            7-11

     Item 2.  Managements Discussion and Analysis of Financial
             Condition and Results of Operations.                      11-13


Part II.  Other Information

     Item 701(f)  Form SR Amended                                         14



     Signatures                                                           15

                             ON-SITE SOURCING, INC.
                                 BALANCE SHEETS


                                           September 30,        December 31,
                                           1997                 1996
ASSETS                                     (Unaudited)
                                           -----------          ----------
CURRENT ASSETS
Cash and cash equivalents                  $2,152,973           $1,894,722
Accounts receivable, net                    4,077,390            2,697,248
Prepaid supplies                              377,619              188,770
Prepaid expenses                              132,232               85,967
                                              -------               ------
Total current assets                        6,740,214            4,866,707

Property and equipment, net                 3,672,171            3,573,127
Note receivable officer                        25,000               25,000
Other assets                                   79,496               73,211
                                               ------               ------
                                          $10,516,881           $8,538,045
                                          -----------           ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable trade                       $754,971             $552,017
Accrued and other liabilities               1,166,860              289,199
Current portion of long-term debt             333,272              182,153
Deferred taxes                                303,028               60,154
                                              -------               ------
Total current liabilities                   2,558,131            1,083,523

Long-term debt net of current portion         945,426              990,683
Deferred rent                                  77,994               76,129
Deferred taxes                                 22,400               14,846

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 20,000,000
shares authorized 4,794,021, shares issued
and outstanding                                47,940               47,940

Preferred stock,$.01 par value, 1,000,000
Shares authorized, no shares issued and
outstanding                                                              -
Subscription receivable                       (50,400)             (50,400)
Additional paid in capital                  6,351,911            6,351,911
Common stock options outstanding               66,000               16,500
Retained Earnings                             497,479                6,913
                                              -------                -----
                                            6,912,930            6,372,864
                                            ---------            ---------
                                          $10,516,881           $8,538,045



                        See notes to financial statements

                             ON-SITE SOURCING, INC.
                             STATEMENTS OF EARNINGS

                         Nine Months Ended             Three Months Ended
                         September 30,                 September 30,
                         1997              1996        1997           1996
                         (Unaudited)                   (Unaudited)
                         -----------       ---------   -----------    ---------
Revenue                 $13,894,768       $6,368,487  $5,168,454     $2,641,926
Costs and expenses
Cost of sales            10,067,691        4,616,899   3,800,858      1,822,890
                         ----------        ---------   ---------      ---------
Gross Margin              3,827,077       1,7751,588   1,367,596      819,036

Selling expense           1,630,957          663,143     582,546      354,273
Administrative expense    1,306,318          653,757     498,184      267,172
                          ---------        ---------   ---------      -------
                          2,937,275        1,316,900   1,080,730      621,445
                          ---------        ---------   ---------      -------
Earnings from operations    889,802          434,688     286,866      197,591

Other income (expense)
Other income                 68,161           62,394      43,338       40,921
Other expense, primarily
interest                   (103,347)         (64,138)    (30,626)     (14,596)
                           ---------         --------     -------     --------
                            (35,186)          (1,744)     12,712       26,325
                           ---------         --------     -------     --------
Earnings before income
taxes                       854,616          432,944     299,578      223,916
Income tax expense          364,050           96,900     130,950       68,400
                            -------          -------     -------      -------
Net Earnings               $490,566         $336,044    $168,628     $155,516
                            -------          -------     -------      -------

Net earnings per
common share                  $0.10            $0.10       $0.03        $0.03

Weighted number of common
shares and common share
equivalents outstanding
during the period          5,067,490       3,402,181    5,067,490   4,821,361
                           ---------       ---------    ---------   ---------






                        See notes to financial statements

                             ON-SITE SOURCING, INC.
                  CONDENSED STATEMENTS OF STOCKHOLDERS EQUITY
                                   (Unaudited)

                                                           Common
                                                Additional Stock
                              Common    Common  Paid in    Options
                              Shares    Stock   Capital    Outstanding Subtotal
                              ------    ------  ---------- ----------- --------
Balance at December 31, 1996  4,794,021 $47,940 $6,351,911 $16,500     $6,416,351
Stock options issued                                        49,500         49,500
Net earnings
                              --------- ------  ---------- ----------- ---------

Balance at September 30,1997  4,794,021 $47,940 $6,351,911 $66,000     $6,465,851
                              ---------  ------  --------- -----------  ---------



                                         Subscriptions   Retained
                              Subtotal   Receivable      Earnings  Total
                              --------   -------------   --------  ---------
Balance at December 31, 1996 $6,416,351  $(50,400)       $ 6,913  $6,372,864

Stock options issued             49,500                               49,500
Net earnings                                              490,566    490,566
                              ---------  -------------   --------- ----------
Balance at September 30, 1997 $6,465,851 $(50,400)       $497,479  $6,912,930
                              ---------- -------------   --------- ----------


                                                Additional Stock
                              Common    Common  Paid in    Options
                              Shares    Stock   Capital    Outstanding Subtotal
                              ------    ------  ---------- ----------- --------
Balance at December 31,1995  2,187,000 $21,870   $488,140              $ 510,010

Sale of common stock         2,600,355  26,004  5,866,361              5,892,365
Receivable Shareholder-
Payments received                                                             -
Net earnings                                                                  -
                             --------- -------  --------- ----------- ----------
Balance at September 30,1996 4,787,355 $47,874 $6,354,501          -  $6,402,375
                             --------- -------  --------- ----------- ----------



                                                         Retained
                                           Subscriptions (Deficit)
                              Subtotal     Receivable    Earnings   Total
Balance at December 31, 1995 $  510,010  $               $238,327) $  271,683
Sale of common stock          5,892,365                             5,892,365
Receivable Shareholder                    (115,000)                  (115,000)
Payments received                           64,600                     64,600
Net earnings                                     -        336,044     336,044
                              ---------   --------       --------   ---------

Balance at September 30,1996 $6,402,375  $ (50,400)      $ 97,717  $6,449,692





                        See notes to financial statements

                             ON-SITE SOURCING, INC.
                            STATEMENTS OF CASH FLOWS

                                      Nine months ended     Three months ended
                                      September 30,         September 30,
                                      1997      1996        1997       1996
                                      --------- ----------  ---------  ---------
Cash flows from operating activities
Net earnings                          $ 490,566  $ 336,044  $ 168,628  $ 155,516
Adjustments to reconcile net earnings
to net cash(used in) provided by
operations
Depreciation                            536,766    158,358    193,040     73,613
Gain on disposition of equipment         (1,030)    (1,413)      (248)   (1,413)
Compensation expense - stock options     49,500          -     16,500         -
Changes in assets and liabilities
(Increase) decrease in accounts
receivable, net                      (1,380,142)(1,326,866)   801,445   727,527)
(Increase) decrease in prepaid
supplies                               (188,849)  (158,838)   106,991   (91,834)
(Increase) decrease in prepaid
expenses                                (46,265)         -    (15,434)         -
(Increase) decrease in other assets      (6,285)    24,549    (36,483)    50,116
Increase (decrease) in accounts
payable                                 202,954     57,134   (436,596)  (81,475)
Increase (decrease) in accrued
liabilities-trade                       877,661    119,821    830,290    21,374)
Increase (decrease) in deferred rent      1,865     15,146         (1)     3,184
Increase in deferred taxes              250,428     93,400     17,328     64,900
                                        -------     ------     ------     ------
Total Adjustments                       296,603 (1,018,709) 1,476,832  (731,810)
                                        ------- ----------- ---------  ---------
Net cash provided by (used in)
operations                              787,169   (682,665) 1,645,460  (576,294)
                                        -------   --------- ---------  ---------
Cash flows from investing activities
Capital expenditures                   (634,780)(1,370,556)   (25,310) (842,715)
                                       --------  ----------   -------- ---------
Net cash used in investing activities  (634,780)(1,370,556)   (25,310) (842,715)
                                       --------- ----------   -------- ---------
Cash flows from financing activities
Proceeds from sale of common stock
and exercise of warrants                      -  5,841,965          -  5,441,663
Proceeds of long-term debt agreements 1,150,455    751,870     50,455    500,511
Net payments on short term debt
agreement                                     -   (283,847)         -  (533,847)
Payments under long-term debt
agreements                           (1,044,593)  (250,000)  (531,327) (207,675)
Net borrowings(payments)
under line of credit                          -   (260,000)         -  (390,000)
Deferred offering costs                       -          -          -    341,084
                                      ---------   --------    -------   --------
Net cash provided by (used in)
financing                               105,862  5,799,988   (480,872) 5,151,736
                                        -------  ---------    -------  ---------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                    258,251  3,746,767  1,139,278  3,732,727
Cash and cash equivalents, beginning  1,894,722     38,116  1,013,695     52,156
                                      ---------  ---------  ---------  ---------
Cash and cash equivalents, ending    $2,152,973 $3,784,883 $2,152,973 $3,784,883
                                      ---------  ---------  ---------  ---------






                        See notes to financial statements

On-Site Sourcing, Inc.

Condensed Notes to Financial Statements
(unaudited)


September 30, 1997


NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

 In the opinion of management, the accompanying condensed financial statements reflect all necessary adjustments and reclassifications that are necessary for fair presentation for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes filed in the Companys Annual Report on Form 10K-SB. The results of operations for the nine and three month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


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

 Software development

 The Company capitalizes certain computer software costs, which are amortized utilizing the straight-line method over the estimated economic lives of the projects not to exceed one year. All other software development costs are expensed as incurred.

On-Site Sourcing, Inc.

Condensed Notes to Financial Statements Continued
(unaudited)


September 30, 1997

 Income Taxes

 The provision for income taxes presented in the statements of earnings is based upon the estimated effective tax rate for the year, and is largely determined by managements estimate as of the interim date of projected taxable income for the entire fiscal year.

 Earnings per Common Share

 The Companys common stock was split 100-for-one and 18-for-one in March 1995 and February 1996, respectively. All earnings per share amounts in the financial statements have been restated to give effect to the stock splits.

 Earnings per common share is based on the weighted average number of common shares and, if dilutive, common equivalent shares outstanding during each
 year.   Such  average  shares include the weighted  average  number  of  common shares outstanding (5,049,730 in 1997 and 3,402,181 in 1996) plus the shares issuable upon exercise of stock options and warrants after the assumed repurchase of common shares with the related proceeds (122,787 in 1997 and 99,584 in 1996). Options and warrants granted, as well as certain shares issued during the one-year period prior to the initial public offering, are treated as outstanding in calculating earnings per share for both periods presented.



NOTE B CREDIT FACILITIES

 During 1997, the Company entered into an agreement for a working capital line of credit with a financial institution for $2,500,000. The line of credit bears interest at the financial institutions prime rate or the 30 day LIBOR rate plus 2.25%, payable monthly. Any remaining principal balance and accrued interest is due at the maturity date of April 30, 1998. The line of credit is secured by certain assets of the Company, including accounts receivable and certain fixed assets. As of September 30, 1997 there were no advances made under the line of credit.

 During 1997, the Company entered into a term note with a financial institution to provide $1,100,000 to refinance certain capitalized lease obligations. The note is payable in 48 monthly installments, bears interest at the rate of 9.02%, and matures on April 30, 2001. The note is collateralized by specific equipment and is subject to certain financial covenants. The balance of the term note at September 30, 1997 was $962,500.

 At  various times in 1996 the Company had term notes with a commercial bank  in
 the  aggregate principal of $323,500.   The notes were paid in full and retired
 in August 1996.


 At September 30, 1996, the Company had available a $450,000 working capital line of credit at the banks prime rate plus 1%. The line of credit matured on April 1, 1997.

 During 1997, the Company financed certain equipment purchases of approximately $50,500 with terms of 48 months and interest rates of 9%. The balance of these notes at September 30, 1997 was $49,590.



 The Company has financed certain equipment purchases under capitalized leases, with terms of sixty months.

 Transactions with an Officer/Shareholder

 During the nine months ended September 30, 1997 and 1996, the Company recorded the following transaction with an officer/shareholder:

     During the nine months ended September 30, 1997 and 1996, the Company incurred approximately $52,000 and $203,300, respectively, for legal services rendered by the officer/shareholder. During the nine months ended September 30, 1997 and 1996, the Company recorded revenue of approximately $18,400 and $10,000, respectively, for reprographic services. Included in accounts receivable as of September 30, 1997, is approximately $600 due from the officer/shareholder.


 Transactions with Shareholders

     In March 1996, the Company entered into a two-year consulting agreement with its underwriters/shareholder for financial and marketing services totaling $60,000 which was paid from the proceeds of the initial public offering.

On-Site Sourcing, Inc.

Condensed Notes to Financial Statements Continued
(unaudited)


September 30, 1997




 Subscription receivable -- Shareholder

  The Company has a note receivable from an officer/director for $89,900 in connection with the exercise of stock options. The note bears interest at 6% per year with the remaining principal and interest due April 1, 1998. The balance of the note at September 30, 1997 was $50,400.

 Note  receivable Officer

  During   1996,   the   Company  entered  into  a  note   agreement   with   an
  officer/shareholder in the amount of $25,000. The loan bears interest at the prime rate of interest and is due in September 1998.

NOTE D COMMITMENTS

 The Company has annual rental and lease commitments with a term of one year or more for its offices and production facilities that expire at various times through 2006. The minimum annual rent is approximately $800,000.

NOTE E INCENTIVE STOCK OPTION PLANS

 In 1997, 1996 and in 1995, the Company adopted incentive stock option plans, under which pools of 500,000, 200,000 and 510,000, shares respectively have been reserved. The plans are administered and terms of option grants are established by the Board of Directors. Under the terms of the plans, options may be granted to the Companys employees and directors to purchase shares of common stock. Options become exercisable ratably over a vesting period as determined by the Board of Directors, and expire over terms not exceeding ten years from the date of grant, three months after termination of employment, or one year after the death or permanent disability of the employee. The Board of Directors determines the option price (not less than fair market value) at the date of grant.

 Pursuant  to  an employment agreement, the Company had outstanding  options  to sell 162,000 shares of common stock to an officer/director of the Company at an exercise price of $.56 per share. The options, which were fully vested during 1994, were exercised on March 29, 1996 for $90,000. In connection with the exercise of the options, the Company loaned $89,900 to the officer/director. The balance of the note on September 30, 1997 was $50,400.

On-Site Sourcing, Inc.

Condensed Notes to Financial Statements Continued
(unaudited)


 September 30, 1997


 At September 30, 1997, the Company had outstanding options to sell 126,000 shares of common stock to an officer/director at an exercise price of $1.11 per share. As of June 30, 1997, the options are fully vested. The options expire in December 2000.

 The Company has outstanding employee stock options for 832,755 shares of common stock at exercise prices ranging from $1.11 to $3.25 per share. As of September 30, 1997, 310,503 of the shares are vested with the remainder scheduled to vest through December 2002. The options expire at various times through December 2002. The Company granted a total of 60,000 options to its outside directors which vest quarterly over one year. The fair value of options granted to outside directors are charged to expense as they vest.




   Managements Discussion and Analysis of Financial Conditions and Results of
                                   Operations


On-Site Sourcing, Inc. (On-Site or the Company) provides reprographic, document management, imaging and facilities management services to law firms, corporations, non-profit organizations, accounting firms, financial institutions and other organizations throughout the East Coast of the United States. In order to meet the highly specialized requirements of each client, On-Site offers a variety of customized reprographic and facilities management services. The Company provides reprographic and imaging services 24 hours-per-day, seven days-per-week including copying, binding, labeling, collating and indexing in support of complex document-intensive litigation as well as higher volume production of manuals, brochures and other materials for corporations and non-profit
organizations.   On-Site  also  provides on-premises  management  of  customers support services including mailroom operations, facsimile transmission, records and supply room management and copying services.

Nine months 1997 vs. 1996

Revenue for the nine months ended September 30, 1997 increased 118% or $7,526,281 to $13,894,768 as compared to $6,368,487, recorded for the nine months ended September 30, 1996. The principal reason for the increase is increased volume of work orders fulfilled through increased sales volume in the Arlington, VA, Philadelphia, PA, Atlanta, GA, and New York City facilities.

For the nine months ended September 30, 1997, cost of sales increased $5,450,792
or 118% over the same period in 1996.   Operating margins increased 118% to
$3,827,077, a $2,075,489 increase over the same period last year, due to the increase in revenue. As a percentage of sales, operating margins were 28% for the nine months ended September 30, 1997 and 1996, respectively.

Selling expense increased by $967,814 to $1,630,957 over the same period last year. As a percentage of sales, this represents an increase from 10% for the nine months ended September 30, 1996 to 12% in the same period in 1997, primarily due to the addition of personnel, higher commissions associated with increased revenue, and expansion into new markets.

Administrative expense for the three months ended June 30, 1997 increased $652,561 to $1,306,318 over the same period last year due primarily to professional fees, increases in administrative staffing and costs associated with the expansion into new markets. As a percent of sales, administrative expense was 9% for the nine month period in 1997 as compared to 10% for the same period last year.

Earnings from Operations

For the nine months ended September 30, 1997, earnings from operations increased 105% or $455,114 from $434,688 to $889,802. The increase is due to increased revenue, growth in existing markets, and continued expansion into new markets.

Other income and expenses

Other income increased $33,442 compared to the first nine months of 1996. Other expense, primarily interest increased $39,209 to $103,347 for the nine month period ended September 30, 1997 due to financing major equipment purchases.


Net earnings

For the nine months ended September 30, 1997 the Company generated net earnings of $490,566 as compared to $336,044 for the same period last year. Earnings per share for the nine months ended September 30, 1997 and 1996 were $.10 on 5,067,490 share versus 3,402,181 shares outstanding, respectively. The Company has provided for income taxes of $364,050 versus $96,900 for the nine months ended September 30, 1997 and 1996, respectively.


Liquidity and Capital Resources at September 30, 1997 and Subsequent Activity


The Company has funded its expansion and growth by utilizing the proceeds of its initial public offering and long term financing, where appropriate, for significant capital outlays. The Company anticipates that the net proceeds from the initial public offering, proceeds from the overallotment options, cash flow from operations and credit facilities will be sufficient to meet the Companys expected cash requirements for the next twelve months. There can be no assurances that unforeseen events may require more working capital than the Company has at its disposal.

The  Company  has  a  secured  a $2,500,000 line  of  credit  with  a  financial
institution.   The line of credit bears interest at the financial  institutions prime rate or the 30 day LIBOR rate plus 2.25%, payable monthly. The line of credit will be utilized to finance accounts receivable and other working capital needs. As of September 30, 1997 there were no advances under the line. The Company also has a $1,100,000 term note to refinance certain capital leases at more favorable interest rates. The note is payable in 48 monthly installments, bears interest at the rate of 9.02%, and matures on April 30, 2001. The balance on the note at June 30, 1997 was $962,500.

During the nine months ended September 30, 1997 and 1996, the Companys principal uses of cash were to fund fixed asset purchases and pay off long-term debt.

Three Months 1997 vs. 1996

The principal reasons for the increase in revenue from operations and net earnings for the three months ended September 30, 1997 versus 1996 are outlined in the discussion of the six month results. There were no material items adversely impacting the Company.

Revenue for the three months ended September 30, 1997 nearly doubled, increasing 96% to $5,168,454 as compared to $2,641,926 for the three month period ended September 30, 1996. Cost of sales and the related operating margin were 26% as compared to 31% for 1996, based in part on increased staffing to support future growth.

Earnings from operations were $286,866 as compared to $197,591 as a result of increased revenue resulting from continued expansion into new and existing markets.

The Company earned $17,363 verses $40,920 from interest on overnight investments during the three months ended September 30, 1997compared to the same period in 1996. The Company paid $30,625 in interest as compared to $14,220 over the same period last year.

Net earnings for the three month period ended September 30, 1997 increased 8% to $168,628 from $155,516 for the same period last year. Earnings per share for the three month period ended September 30, 1997 and September were $.03 on 5,409,730 shares outstanding compared to 4,821,361shares outstanding for the three month period ended June 30, 1996.

Part II. Other Information



Item 701(f). Pursuant to Rule 463 of the Securities Act of 1933 the Company has previously filed Form SR on October 19, 1996 and April 17, 1997. Pursuant to Reg. 228.701(f) the company provides the following information which updates previous From SR filings.

(Form SR, Page 6 Item 11)

                                   Direct or indirect      Direct or indirect
                                   Payments to             Payments to
                                   Related parties         Others
Construction of plant,
building and facilities                         -            $176,838

Purchase and installation
of machinery and equipment                      -           1,384,999

Repayment of indebtedness                       -           1,606,828

Working Capital                                 -             688,000

Imaging and Scanning
Technology                                      -             512,915

Expansion into New York                         -           1,062,333

Total                                           -          $5,431,913


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  On-Site Sourcing, Inc.





Date:     November 12, 1997

                              By:  /s/ Christopher J. Weiler
                                   Christopher  J. Weiler
                                   President and
                                   Chief Executive Officer


                              By:  /s/Joseph Sciacca
                                   Joseph Sciacca
                                   Vice President of Finance and
                                   Chief Financial Officer