Form 10KSB
period 1997-12-31
ON SITE SOURCING INC
filed 1998-03-30
CIK 1012141

U. S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1997
                           Commission File No. 0-20947

                             ON-SITE SOURCING, INC.
                 (Name of Small Business Issuer in its Charter)

           Delaware                                       54-1648470

(State of Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

            1111 North 19th Street, Sixth Floor, Arlington, VA 22209
           (Address of Principal Executive Offices)        (Zip Code)

                                  703-276-1123
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

      Title of Each Class                             Name of Each Exchange on Which Registered
      -------------------                             -----------------------------------------
      Units comprised of two shares of Common         NASDAQ (since 7/11/96)
        Stock and one Common Stock Purchase Warrant

      Common Stock ($.01 par value)                   NASDAQ (since 8/19/96)

      Common Stock Purchase Warrants                  NASDAQ (since 8/19/96)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X   No
                                                                   ---     ---

This report contains a total of 33 pages. The Exhibit Index appears on page 31.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $ 21,138,948.

Aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of December 31, 1997 was approximately $9,995,642 based upon the closing price reported for such date on the Nasdaq SmallCap Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer's shares of common stock as of December 31, 1997 was 4,802,221.

Transitional Small Business Disclosure Format     Yes      No  X
                                                      ---     ---

                                       PART I

ITEM 1.     DESCRIPTION OF BUSINESS

      On-Site Sourcing, Inc. (the "Company" or "On-Site") provides document management, reprographic, imaging and facilities management services to law firms, corporations, non-profit organizations, accounting firms, financial institutions and other organizations throughout the East Coast. In order to meet the highly specialized requirements of each client, On-Site offers a variety of customized reprographic, imaging and facilities management services. The Company's reprographic services include copying, binding, labeling, collating and indexing in support of complex, document-intensive litigation as well as higher volume productions of manuals, brochures and other materials for corporations and non-profit organizations. In addition, On-Site provides a variety of imaging and scanning services which allow the transfer of information from paper documents into CD-ROM and other electronic media. On-Site also provides on-premises management of the customer's support services including mailroom operations, facsimile transmission, records and supply room management and copying services. The Company also services, refurbishes, and leases mid and high volume copy machines thereby minimizing critical down time and increasing productivity at the Company's reprographic centers and facilities management sites. On-Site assumes complete responsibility for these operations by providing management, highly-trained staff, specialized proprietary software, equipment, and supplies, as well as copier repair and consulting services.

      The Company targets the premium service segment of the market in which speed, accuracy and quality are essential by providing high quality service at economical prices. On-Site Sourcing, Inc. was founded in 1992 and currently serves the greater Washington, Baltimore, Philadelphia, New York City and Atlanta metropolitan areas through outsourcing locations in Arlington, Virginia; Baltimore, Maryland; Philadelphia, Pennsylvania; New York, New York; and Atlanta, Georgia, as well as facilities management locations in Washington, DC; Baltimore, MD; Philadelphia, PA; Atlanta, GA; and Mt. Laurel, NJ. The Arlington, Virginia outsourcing location is one of the largest processing centers in the metropolitan Washington area. Customers include a number of the large law firms, corporations and non-profit entities operating in these cities. The Company was originally incorporated in Virginia in December 1992 and changed its state of incorporation to Delaware in January 1996.

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

      Strategy. The Company's strategy for continued growth in the premium service sector of the reprographic and facilities management business is to attract new customers, retain existing clients and expand the range of services while maintaining high quality and efficient operations. The Company has developed several management strategies in order to continue to compete successfully with larger companies including:


      o Training programs     On-Site has developed intensive training programs
                              for all employees through the use of proprietary computer programs. Training is based on qualification requirements for each position and continues throughout the course of employment.

      o Quality control       Strict quality control standards are also
                              maintained through the use of a Quality Assurance
                              Team, Quality Assurance Diary, intensive training programs and client surveys. Because of the sensitivity of the materials produced, each document is hand checked in a separate room by a quality control team. Less than 1% of all documents are rejected by clients due to poor quality.

      o Employee Relations    On-Site places a strong emphasis on employee
                              relations through the use of employee empowerment practices, team building, close relations between employees and management and an employee incentive program that includes stock option plans.

      o Economies of Scale    On-Site is able to provide efficient services to
                              its clients because it achieves economies of scale in administration, training, acquisition of equipment and supplies, improved equipment utilization, servicing copiers and higher employee productivity.

      o Broad Range of        On-Site offers a broad range of services in order
        Services              to tailor its operations to the highly specialized
                              requirements of each client. In addition to customized reprographic services, On-Site offers litigation support such as binding, labeling, collating and indexing. Facilities management services include copy and mailroom operations, facsimile transmission, records and supply room management, as well as copier repair and consulting services.

      The Company earns a significant portion of its revenue by providing reprographic, imaging and litigation support services to law firms and corporations. This accounts for approximately 88 percent of the Company's revenue. Facilities management accounts for approximately 12 percent of the revenue. Each service, while independent to the client, share personnel and resources in order to minimize costs and provide high quality services.

      The Company's goal is to expand its reprographics and facilities management business in the markets currently serviced as well as in additional markets by taking advantage of opportunities presented by the large number of organizations that still provide their own facilities management services internally.

      Operations. On-Site provides its services through regional offices in metropolitan Washington, DC, Philadelphia, PA, New York, NY, Baltimore, MD, and Atlanta, GA. These facilities maintain staff, equipment, supplies and training facilities in order to provide reprographic, imaging, and litigation support services to a variety of customers. The Company places professional management at each regional office and provides employees with ongoing training in equipment operation and maintenance, customer satisfaction, interpersonal skills, and quality control. Equipment and supplies are provided by numerous regional and national vendors.

      On-Site's facilities management services provide reprographic, mailroom and facsimile and other services required on the premises of its customers. The Company conducts a comprehensive analysis of each client's needs and tailors the services provided to these needs based on volume, time, and quality requirements.

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

      Customers. On-Site's customers include law firms, non-profit organizations, corporations, accounting and consulting firms, financial institutions and other organizations throughout the East Coast. On-Site's customer base is the premium service segment of the market in which speed, accuracy and quality are critical. The Company's clients include many of the largest law firms and business entities in the markets served. One such firm accounted for approximately 13% of the Company's revenues for the year ended December 31, 1997.

      Employees. The Company continuously recruits, trains and offers benefits and other incentives to personnel in order to develop and retain a qualified and reliable staff. Under the Company's training program, all personnel receive training covering the use and maintenance of equipment, interpersonal skills and operating procedures. The Company places a strong emphasis on employee relations and engages in team building, and employee empowerment practices, as well as providing incentives, including a stock option plan, that are specifically designed to encourage and reward employee performance. Additionally, all employees are bonded, sign confidentiality agreements and agree to undergo drug tests. The Company believes these programs result in higher employee productivity and professionalism. As of December 31, 1997, the Company had approximately 420 full-time employees, of which 5 are in executive positions. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be satisfactory.

      Competition. The reprographics and facilities management businesses are highly competitive. The most significant competition is from prospective clients themselves, which provide these services internally. The national competitors providing facilities management services include Pitney Bowes Management Services and Xerox Business Systems. IKON Corporation and Donnelley Enterprise Solutions, Inc. are national competitors providing both reprographic and facilities management services, while Copy America, Balmar and Reliable are regional competitors providing both of these services in the markets served by On-Site.

      Technology and Proprietary Information. The SiteTrax platform was created as a solution to automate the highly complex document and facilities management industry. Effective document management and reproduction, be it mail or fax management, litigation copying, on-demand printing or document imaging requires a tremendous monitoring, tracking and accountability solution. These functions are mission critical, yet peripheral to the task of "putting paper to machine". Even in the productive 90's, the document management industry inefficiently uses expensive labor to dispatch these peripheral functions as required to actually produce the product.

      With the genesis of SiteTrax, On-Site has effectively automated all peripheral functions. SiteTrax manages every step of the production and management process, from logging in projects, tracking them throughout the production and quality control process through shipping and delivery. SiteTrax tracks mail, fax courier, and box distribution, materials usage, operator distribution/ workflow, productivity and quality control efficiency. It also provides integrated cost accounting and invoicing, all at the click of a mouse. These automated processes make the Company's production and management process more efficient and productive. The resultant savings are passed on to our clients in the form of greater investment in quality control, competitive pricing, and superior tracking, reporting and accountability.

      The Company has also developed a proprietary automated cost recovery system for copy machines. The system networks copy machines and tracks the number of copies made, the client to be billed, the specific matter involved and the employee making the copies. This system is designed to increase On-Site's appeal to potential facilities management clients based on price and performance. The Company has filed applications for patents on portions of this system.

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

ITEM 2.     DESCRIPTION OF PROPERTIES

      The Company's executive offices and reprographic operations which service the metropolitan Washington, DC area are located in approximately 31,000 square feet of leased space in Arlington, Virginia. The lease expires in December 2002. Rent for the premises is $450,000 per year.

      The Company leases approximately 8,000 square feet of office space in Philadelphia, PA. The lease provides for a base annual rent of $110,500 and an expiration date in October 2000.

      The Company also has offices located in approximately 2,500 square feet of leased space in Frederick, MD. The lease provides for a base annual rent of $15,000 with additional operating costs of $2,000 per year and an expiration date in May 1999.

      The Company has offices located in approximately 12,000 square feet of leased space in Atlanta, GA. The lease provides for a base annual rent of $114,528. The lease expiration date is February 28, 2002.

      The Company has offices located in approximately 8,000 square feet of leased space in New York, NY. The lease provides for a base annual rent of $125,350 with an annual 3 % increase on November 1 of each subsequent year through November 2005. The lease expiration date is October 31, 2006.

      The Company has offices located in approximately 8,000 square feet of leased space in Baltimore for a base rent of $54,585. Beginning November 1, 1998 the annual rent will increase to $127,756 with a 3% annual increase each subsequent year. The lease expires on February 14, 2007.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 1997, covered by this report, no matters were submitted to a vote of the Company's security holders.

                                       PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDERS' MATTERS

Price Range of Common Stock

      The following table shows the high and low closing bid prices for the Common Stock in the over-the-counter market. The Common Stock, Warrants and Units (comprised of two shares of common stock and one Common Stock Purchase Warrant) of On-Site Sourcing, Inc. are listed on the Nasdaq SmallCap Market and trade under the symbols "ONSS", "ONSSW" and "ONSSU", respectively. The table below represents the quarterly high and low sales prices for each quarter in 1997 and since the Company's initial public offering in July 1996.(1)

      The quotations represent prices between dealers in securities, do not include retail markup, markdowns or commissions and may not necessarily represent the actual transactions.

================================================================================
                             Common Stock         Warrants            Units
                             ------------         --------            -----
================================================================================
Quarter Ended:              High      Low       High     Low      High     Low
                           ------    ------    ------   ------   ------   ------
--------------------------------------------------------------------------------
September 30, 1996         $3.625    $2.125    $1.000   $0.375   $8.000   $4.500
--------------------------------------------------------------------------------
December 31, 1996           2.625     2.125     0.375    0.250    5.000    4.500
--------------------------------------------------------------------------------
March  31, 1997             2.625     2.000     0.563    0.313    5.875    4.250
--------------------------------------------------------------------------------
June 30, 1997               2.484     1.750     0.375    0.250    5.500    3.500
--------------------------------------------------------------------------------
September 30, 1997          3.750     2.125     0.563    0.281    8.125    4.500
--------------------------------------------------------------------------------
December  31, 1997          3.750     2.750     0.688    0.313    8.000    5.500
================================================================================

(1) The Company issued units comprised of two shares of Common Stock and one Common Stock Purchase Warrant in connection with the initial public offering. The Units began trading on the Nasdaq SmallCap Market on July 11, 1996 and the Common Stock and Warrants began trading separately on August 19, 1996 with the Units also continuing to trade.

Approximate Number of Equity Security Holders

      As of December 31, 1997, there were 44 holders of record and approximately 1,304 beneficial owners of the Common Stock.

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

Recent Issuances of Common Stock

      On November 1, 1997 the Company issued 3,200 of its common stock to an employee pursuant to an employment agreement and 5,000 shares of its Common Stock pursuant to the exercise of employee stock options. The sales of securities described above were made in reliance upon Section 4(2) of the 1933 Act, which provides exemptions for transactions not involving a public offering, and the certificates for the securities bear a legend accordingly.

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

      The Company began to provide reprographic and facilities management services to the premium service segment of the Philadelphia, PA market in June 1993. The Company has subsequently expanded its geographic market to include Washington, DC, Baltimore, MD, New York, NY and Atlanta, GA. In July 1995, the Company expanded the scope of its business through the purchase of the net assets of a copy machine repair service center, and in November 1996, the Company expanded the scope of its reprographic services to include imaging and scanning. Revenues from reprographic, imaging services and litigation support account for approximately 88% of total revenues while facilities management accounts for 12% of total revenue as of December 31, 1997.

       The revenue provided by the reprographic and imaging services vary depending on the volume of work orders received, with the month of December historically being a slow period. Revenues are collected on a monthly basis for facilities management contracts with payment due on the first of the following month, while reprographic and service revenues are collected on a per job basis.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Revenues

      The Company's revenues are primarily derived from reprographics, imaging services, litigation support, and facilities management. Overall revenues increased from $9,507,666 to $21,138,948 an increase of $11,931,282 or 122% from
1996 to 1997. The increase is primarily due to increased volume of work orders fulfilled at the Arlington, VA, Philadelphia, PA, Atlanta, GA, New York, NY and Baltimore MD facilities. In addition, there was a 85 % increase in revenue from facilities management sites, resulting from the increased number of sites under contract from eleven as of December 31, 1996 to twenty one as of December 31, 1997.


Costs and Expenses

      Cost of Sales. Cost of sales increased by $8,289,735, or 118% ,to $15,293,617 in 1997 as compared to $7,003,882 for 1996. As a percentage of revenue, cost of sales decreased from 74% in 1996 to 72% in 1997. Operating margins increased 270% to $5,845,331, a $3,341,547 increase over 1996. As a percent of revenue, operating margins improved from 26% in 1996 to 28 % in 1997. In relation to revenue, operating margins improved as production costs per unit decreased due to an increase in the volume of work orders fulfilled, the operation of the Company's reprographic centers at a higher percentage of capacity, the acquisition of equipment previously leased, volume purchasing discounts and increased production per labor hour.

      Selling and shipping. Costs of selling and shipping increased $1,302,654 or 119% in 1997. As a percentage of revenue, selling and shipping decreased from 12% in 1996 to 11% in 1997.

      Administrative. Administrative costs in 1997 increased $1,153,268 or 108% over the 1996 period. As a percentage of revenues these costs remained at 11%. The increase in administrative costs can be attributed to professional fees, increases in staffing and personnel costs, and travel associated with the expansion into new markets during 1997.

      Earnings from Operations. Earnings from operations increased 267% to $1,217,537 in 1997 versus $331,912 in 1996. The increase is due to increased marketing efforts, higher margins, the continued development of a client base in markets penetrated in 1996 and the increased number of facility management sites from eleven in 1996 to twenty one in 1997.

      Other Income (Expenses), Primarily Interest. Other expenses increased from $103,770 to $141,938, an increase of $38,168 or 37% due mainly to an increase in the amount of debt carried by the Company in order to meet the Company's working capital and equipment needs. Other income, including interest on short-term treasury obligations and sale of excess supplies increased by $104,558 from $92,098 in 1996 to $196,656 in 1997.

      Net Earnings. Net earnings increased from $245,240 to $721,073, an increase of $475,833 or 194% , and, as a result, the Company has provided for income tax expense of $551,182 in 1997 as compared to $75,000 in 1996.

Liquidity and Capital Resources at December 31, 1997

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

      The Company anticipates that the cash flow from operations and credit facilities will be sufficient to meet the Company's expected cash requirements for the next twelve months. There can be no assurances that unforeseen events may not require more working capital than the Company has at its disposal.

      In order to finance working capital needs prior to the initial public offering, the Company raised $310,700 through a private placement of 147,955 shares of Common stock in March 1996.

      On March 29, 1996, an officer /director of the Company exercised options to purchase 162,000 shares of common stock for $90,000. The options had been granted pursuant to an employment agreement and fully vested during 1994. In connection with the exercise of the options, the Company loaned the officer/director $89,900. The loan bears interest at 6% per year and the remaining principal and interest are due April 1, 1998. The balance of the note at December 31, 1997 is $50,400.

      On September 26, 1996, the Company loaned an officer $25,000 to purchase common stock of the Company pursuant to an employment agreement. The loan is due September 26, 1998, with interest accruing at the prime rate at the time of the loan.

      In order to assure additional working capital is available to the Company to fund its future growth and expansion, on February 3, 1997, the Company signed an agreement with a financial institution for a $2,500,000 working capital line of credit. The working capital line of credit is collateralized by the accounts receivable and certain other assets as described in the agreement. The working capital line of credit is subject to certain financial covenants and bears interest at the bank's prime rate of interest or the 30 day LIBOR rate plus 2.25%. The underlying loan has a maturity date of April 30, 1998. There have been no advances under this agreement.

      On February 27, 1997, the Company signed an agreement with a financial institution to provide $1,100,000 to refinance certain capitalized lease obligations under a 48 month term loan at rates deemed favorable to the Company. The loan was funded in April 1997. Under the terms of the agreement, the loan is collateralized by specific equipment and certain other assets. The term loan is subject to certain financial covenants and bears interest at rates ranging from 8.75% to 9.02%.

ITEM 7.   FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                                 F-2

FINANCIAL STATEMENTS

      BALANCE SHEETS                                                         F-3

      STATEMENTS OF EARNINGS                                                 F-4

      STATEMENTS OF STOCKHOLDERS' EQUITY                                     F-5

      STATEMENTS OF CASH FLOWS                                               F-6

      NOTES TO FINANCIAL STATEMENTS                                          F-8

                         INDEPENDENT AUDITORS' REPORT





To the Board of Directors
On-Site Sourcing, Inc.

      We have audited the accompanying balance sheets of On-Site Sourcing, Inc., as of December 31, 1997 and December 31, 1996, and the related statements of earnings, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of On-Site Sourcing, Inc., as of December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/S/ REZNICK FEDDER & SILVERMAN, P.C.

Bethesda, Maryland
February 16, 1998

                             ON-SITE SOURCING, INC.
                                 BALANCE SHEETS

                                  December 31,

ASSETS                                                                     1997            1996
                                                                       ------------    ------------
CURRENT ASSETS
     Cash and cash equivalents                                         $  1,490,702    $  1,894,722
     Accounts receivable, net                                             5,921,063       2,680,748
     Prepaid supplies                                                       417,693         188,770
     Prepaid expenses                                                       216,747          85,967
                                                                       ------------    ------------
          Total current assets                                            8,046,205       4,850,207

     Property and equipment, net                                          4,069,097       3,601,764

     Note receivable - officer                                               25,000          25,000

     Other assets, net                                                       98,781          44,574
                                                                       ------------    ------------
                                                                       $ 12,239,083    $  8,521,545
                                                                       ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                                          $  1,992,580    $    552,017
     Accrued and other liabilities                                          924,487         289,199
     Current portion of long-term debt                                      411,894         182,153
     Provision for income taxes, current                                    139,798              --
     Deferred taxes                                                              --          60,154
                                                                       ------------    ------------
          Total current liabilities                                       3,468,759       1,083,523

Long-term debt net of current portion                                     1,094,444         990,683

Deferred rent                                                                96,509          76,129
Provision for Income taxes, net of current portion                          419,395
Deferred taxes                                                               66,989          14,846

Commitments and contingencies                                                    --              --

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value, 20,000,000 shares authorized
       4,802,221 and 4,794,021, shares issued and outstanding                48,022          47,940
     Preferred stock,$.01 par value, 1,000,000 shares
       authorized, no shares issued and outstanding                              --              --
     Subscription receivable                                                (50,400)        (50,400)
     Additional paid in capital                                           6,367,379       6,351,911
     Retained earnings                                                      727,986           6,913
                                                                       ------------    ------------
                                                                          7,092,987       6,356,364
                                                                       ------------    ------------
                                                                       $ 12,239,083    $  8,521,545
                                                                       ------------    ------------

                        See notes to financial statements

                             ON-SITE SOURCING, INC.
                             STATEMENTS OF EARNINGS

                        For the years ended December 31,

                                                     1997              1996
                                                 ------------      ------------
Revenue                                          $ 21,138,948      $  9,507,666
Costs and expenses
     Cost of sales                                 15,293,617         7,003,882
                                                 ------------      ------------
                                                    5,845,331         2,503,784
                                                 ------------      ------------

     Selling expense                                2,401,691         1,099,037
     Administrative expense                         2,226,103         1,072,835
                                                 ------------      ------------
                                                    4,627,794         2,171,872
                                                 ------------      ------------

     Earnings from operations                       1,217,537           331,912
     Other income (expense)
     Other income                                     196,656            92,098
     Other expense, primarily interest               (141,938)         (103,770)
                                                 ------------      ------------
                                                       54,718           (11,672)
                                                 ------------      ------------

Earnings before income taxes                        1,272,255           320,240
Income tax expense                                    551,182            75,000
                                                 ------------      ------------

Net Earnings                                     $    721,073      $    245,240
                                                 ------------      ------------

Basic earnings per common share                  $       0.15      $       0.07

Diluted earnings per share                       $       0.15      $       0.07

                        See notes to financial statements

                             ON-SITE SOURCING, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      Years end December 31, 1997 and 1996

                                                               Additional                      Retained
                                   Common         Common         Paid in     Subscriptions     (Deficit)
                                   Shares         Stock          Capital      Receivable       Earnings        Total
                                 ----------     ----------     ----------     ----------      ----------     ----------
Balance at December 31, 1995      2,187,000     $   21,870     $  488,140     $               $ (238,327)    $  271,683

     Sale of common stock         2,517,021         25,170          5,814        (89,900)                     5,749,541
     Warrants exercised              90,000            900         49,500                                        50,400
     Payments received                                                            39,500                         39,500
     Net earnings                                                                                245,240        245,240
                                 ----------     ----------     ----------     ----------      ----------     ----------

Balance at December 31, 1996      4,794,021     $   47,940     $    6,351     $  (50,400)     $    6,913     $6,356,364
                                 ----------     ----------     ----------     ----------      ----------     ----------


     Sale of common stock             8,200             82         15,468                                        15,550
     Net earnings                                                                                721,073        721,073
                                 ----------     ----------     ----------     ----------      ----------     ----------

Balance at December 31, 1997      4,802,221     $   48,022     $6,367,379     $  (50,400)     $  727,986     $7,092,987
                                 ----------     ----------     ----------     ----------      ----------     ----------

                        See notes to financial statements

                             ON-SITE SOURCING, INC.
                            STATEMENTS OF CASH FLOWS

                            Years ended December 31,

                                                                    1997           1996
                                                                -----------    -----------
Cash flows from operating activities
     Net earnings                                               $   721,073    $   245,240
                                                                -----------    -----------
Adjustments to reconcile net earnings to net cash
     (used in) provided by operations
Depreciation and amortization                                       769,918        271,682
Loss (gain) on disposition of equipment                               8,460         (3,228)
Changes in assets and liabilities
     Increase in accounts receivable, net                        (3,240,315)    (1,880,671)
     Increase in prepaid supplies                                  (228,923)      (134,363)
     Increase in prepaid expenses                                  (130,780)       (85,967)
     Increase in notes receivable officer                                --        (25,000)
     Increase in other assets                                       (62,874)       (53,417)
     Increase in accounts payable - trade                         1,468,812         45,322
     Increase in accrued and other liabilities                      635,288        140,506
     Increase (decrease) in deferred rent                            20,380         (7,497)
     Increase in provison for income taxes                          559,193             --
     Increase (decrease) in deferred taxes                           (8,011)        75,000
                                                                -----------    -----------
Total Adjustments                                                  (208,852)    (1,657,633)
                                                                -----------    -----------
Net cash provided by (used in) operations                           512,221     (1,412,393)
                                                                -----------    -----------
Cash flows from investing activities
     Capital expenditures                                        (1,265,293)    (2,193,880)
                                                                -----------    -----------
Net cash used in investing activities                            (1,265,293)    (2,193,880)
                                                                -----------    -----------
Cash flows from financing activities
     Proceeds from sale of common stock and
          exercise of warrants                                       15,550      6,156,461
     Payments on subscription receivable                                 --         39,500
     Proceeds of long-term debt agreements                          361,643        445,034
     Net borrowings short term debt agreement                            --       (627,181)
     Payments under long-term debt agreements                       (28,141)            --
     Net borrowings (payments) under line of credit agreement            --       (260,000)
     Offering costs                                                      --       (290,935)
                                                                -----------    -----------
Net cash provided by financing activities                           349,052      5,462,879
                                                                -----------    -----------
NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS                                     (404,020)     1,856,606
Cash and cash equivalents, beginning                              1,894,722         38,116
                                                                -----------    -----------
Cash and cash equivalents, ending                               $ 1,490,702    $ 1,894,722
                                                                -----------    -----------

                        See notes to financial statements

                             ON-SITE SOURCING, INC.
                      STATEMENTS OF CASH FLOWS - CONTINUED

                            Years ended December 31,

                                                                    1997           1996
                                                                -----------    -----------
Supplemental disclosure of cash flow activities

Interest paid                                                   $   133,470    $    94,155
                                                                ===========    ===========

Income taxes paid                                               $        --    $        --
                                                                ===========    ===========

Non cash investing and financing  activities:

Fixed assets acquired under capital lease obligations           $        --    $ 1,147,645
                                                                ===========    ===========

Disposition of fixed assets offset against
     accounts payable                                           $   28,249     $        --
                                                                ===========    ===========

Refinancing of capital lease obligations
     under an equipment note                                    $ 1,100,000    $        --
                                                                ===========    ===========

                        See notes to financial statements

                             ON-SITE SOURCING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996


1.    Organization and Summary of Significant Accounting Policies

      Nature of Business

      On-Site Sourcing, Inc. (the Company) was originally incorporated in the Commonwealth of Virginia in December 1992 and changed its state of incorporation to Delaware in January 1996. The Company performs various services, including facilities management, litigation copying, and related services at customer and company locations, and the purchase, refurbishment, lease, sale and servicing of copy machines. The facilities management and litigation copying services are performed in the metropolitan areas of Philadelphia, Pennsylvania; Washington, DC; Atlanta, Georgia; Baltimore Maryland; and New York, New York. The servicing and refurbishment of copy machines is conducted from all the Company's locations.

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

      Reclassifications

      Certain accounts in 1996 financial statements have been reclassified to conform with the December 31, 1997 presentation.

      Revenue Recognition

      Revenue from reprographic and imaging services are recognized on a per copy basis upon completion of the services. Facilities management revenue is recognized based on monthly fixed fees and, in certain cases, on a variable per copy fee basis, as defined in facilities management agreements.

      Offering Costs

      Specific incremental costs, totaling $356,520, directly attributable to the initial public offering were charged against the gross proceeds of the offering.

      Income Taxes

      In 1996, deferred taxes arose from temporary differences relating to depreciation, deferred rent and reporting, for tax purposes, on the cash basis, and, for financial statement purposes, on the accrual basis. In 1997, as a result of the requirement for the Company to report on the accrual basis for federal and state income tax purposes beginning in 1998, deferred taxes for temporary differences relate to depreciation and deferred rent.

                             ON-SITE SOURCING, INC.

                             December 31, 1997 and 1996



1.    Organization and Summary of Significant Accounting Policies (Continued)

      Depreciation and amortization

      Property and equipment are stated at cost. Depreciation on property and equipment is computed on a straight-line basis over the estimated useful lives of the assets ranging from two to ten years for financial reporting purposes. Accelerated methods are used for tax purposes.

      Acquired facilities management contracts are amortized over the remaining terms of the specific contracts.

      Recent Accounting Pronouncements Not Yet Adopted

      In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which are effective for periods beginning after December 15, 1997. SFAS No.130 establishes standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. SFAS No.131 establishes standards for reporting information about operating segments and supercedes SFAS No.14 "Financial Reporting for Segments of a Business Enterprise". The Company has made no assessment of the potential impact of adopting SFAS No. 130 and 131 at this time.

      Earnings per Common Share

      Effective for the year ended December 31, 1997 the company adopted SFAS 128, "Earnings Per Share", which replaces the presentation of primary earnings per share (EPS) and fully diluted EPS with a presentation of basic and diluted EPS, respectively. Basic EPS excludes dilution and is calculated using the average number of shares outstanding. Diluted earnings per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. All prior EPS data have been restated. The adoption of this new accounting standard did not have a material effect on the Company's EPS amounts.

                             ON-SITE SOURCING, INC.

                           December 31, 1997 and 1996


                                                         Year ended December 31,
                                                            1997         1996
                                                         ----------   ----------
Net earnings available for common shareholders (A)       $  721,073   $  245,240
                                                         ----------   ----------

Average Outstanding:
   Common stock (B)                                       4,794,705    3,666,010
   Employee stock options                                   152,498      101,086
                                                         ----------   ----------

Common stock and common stock equivalents (C)             4,947,203    3,767,096
                                                         ----------   ----------

Earnings per share:
   Basic (A/B)                                           $      .15   $      .07
                                                         ----------   ----------
   Diluted (A/C)                                         $      .15   $      .07
                                                         ----------   ----------

      Unexercised employee stock options to purchase 814,257 and 653,914 shares of the Company's common stock as of December 31, 1997 and 1996, respectively, were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during the respective period.

      Deferred Rent

      Deferred rent is recorded and amortized to the extent the total minimum rental payments allocated to the current period on a straight-line basis exceed or are less than the cash payments required.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

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

                             ON-SITE SOURCING, INC.

                           December 31, 1997 and 1996

1.    Organization and Summary of Significant Accounting Policies (Continued)


      Line of Credit and Long-term Debt

      The carrying amounts approximate fair value.

      Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of trade accounts receivable and cash. The Company places its cash with credit worthy, high quality financial institutions. Credit risk with respect to trade receivables is also limited because the Company deals with a large number of customers in a wide geographic area. At December 31, 1997, one such customer accounted for approximately 17% of trade accounts receivable. At December 31, 1997 the Company has no other significant concentrations of risk.

      Major Customer

      During the year ended December 31, 1997, one customer accounted for approximately 13% of revenue.

2.    Composition of Certain Financial Statement Captions

      Accounts Receivable

      Accounts receivable consist of the following:

                                                         1997           1996
                                                     -----------    -----------

Trade                                                  6,341,063    $ 2,780,748
Allowance for uncollectible accounts                    (420,000)      (100,000)
                                                     -----------    -----------

                                                     $ 5,921,063    $ 2,680,748
                                                     ===========    ===========

Other Assets

Other assets consist of the following:

                                                         1997          1996
                                                     -----------    -----------

Deposits                                             $    30,240    $    20,859
Employee Advances                                         25,208         23,715
Acquisition  of facilities management contracts,
   net of accumulated amortization of $8,667              43,333             --
                                                     -----------    -----------

                                                     $    98,781    $    44,574
                                                     ===========    ===========

                             ON-SITE SOURCING, INC.

                           December 31, 1997 and 1996




Property and Equipment

   Property and equipment consist of the following:

                                                                1997           1996
                                                            -----------    -----------
 Copiers                                                    $ 3,391,926    $ 2,933,203
 Computers, equipment and other                               1,580,340        961,292
 Vehicles                                                       282,106        148,153
                                                            -----------    -----------

                                                              5,254,372      4,042,648
 Accumulated depreciation                                    (1,185,275)      (440,884)
                                                            -----------    -----------

                                                            $ 4,069,097    $ 3,601,764
                                                            ===========    ===========

Depreciation expense charged to operations was $761,251 and $271,682, for the years 1997, and 1996, respectively

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

                                                                1997           1996
                                                            -----------    -----------
 Accrued salaries, commissions, taxes and fringe benefits   $   831,197    $   235,197
 Accrued sales tax payable                                       72,496         54,002

 Other accrued liabilities                                       20,794             --
                                                            -----------    -----------

                                                            $   924,487    $   289,199
                                                            ===========    ===========

3.    Line of Credit

      In February 1997, the Company entered into a working capital line of credit agreement with a financial institution for $2,500,000. The working capital line of credit is collateralized by accounts receivable and certain equipment as described in the agreement. The working line of credit is subject to certain financial covenants, including minimum tangible net worth requirements. The line of credit bears interest and the bank's prime rate or the 30 day LIBOR rate plus 2.25%. As of December 31, 1997 there were no advances made under this agreement.

      At December 31, 1996, the Company had available a $450,000 working capital line of credit at the bank's prime rate plus 1%. The credit facility was collateralized by the assets of the Company and guaranteed by the Company's Chairman, and the Company's President and his spouse. The credit facility expired on April 1, 1997. At December 31, 1996 outstanding obligation under this line of credit was $ 0.

                             ON-SITE SOURCING, INC.

                             December 31, 1997 and 1996



4. Long-term Debt

   Long- term debt includes the following:

                                                                                      1997            1996
                                                                                   -----------    -----------
Equipment note of $1,100,000 at 9.02% collateralized by certain assets of the
 Company payable in equal monthly installments of $22,916 plus interest,
 maturing in March 2000                                                            $   893,750

Equipment note at 8.75%, collateralized
 by the equipment, payable in equal aggregate monthly installments
   of $5,594 plus interest, maturing in December 2000                                  268,500

Vehicle notes at 5.0%, collateralized
   by the vehicles, payable in equal aggregate monthly installments
   of principal and interest of approximately $983, maturing in October 2001            41,882

Vehicle notes at 9.7.%, collateralized
   by the vehicles, payable in equal aggregate monthly installments of principal
   and interest of approximately $ 1,272, maturing in August 2000                       46,955


Capital leases obligations (See Note 5)                                                255,251      1,172,836
                                                                                   -----------    -----------

                                                                                     1,506,338      1,172,836
Less current maturities included in current liabilities                               (411,894)      (182,153)
                                                                                   -----------    -----------

                                                                                   $ 1,094,444    $   990,683
                                                                                   ===========    ===========


Aggregate maturities for long-term debt are as follows:

Year ending December 31,
    1998                                                                           $   411,894
    1999                                                                               419,115
    2000                                                                               427,114
    2001                                                                               248,215
                                                                                   -----------
                                                                                   $ 1,506,338
                                                                                   ===========

On January 30, 1996, the Company borrowed $182,000 from a bank. The notes were payable in equal annual principal installments plus interest at 10.5% (prime plus 2%) maturing at various dates through October 1998. The notes were repaid during 1996.

                             ON-SITE SOURCING, INC.

                           December 31, 1997 and 1996


5.    Leases

      The Company leases its office facilities, copiers and office equipment under various operating and capital leases. Lease terms range from one to approximately six years.

      Minimum annual rental and lease commitments for leases with a remaining term of one year or more at December 31, 1997, are as follows:

                                                 Capital               Operating
Year ending December 31,                          Leases                 Leases
-----------------------                         ---------              ---------
1998                                            $  75,560              $ 267,674
1999                                               75,560                202,656
2000                                               75,560                127,080
2001                                               99,506                 46,248
2002                                                   --                 34,686
                                                ---------              ---------

Total minimum lease payments                      326,186              $ 678,344
                                                                       =========

Less: interest                                     70,935
                                                ---------
Present value of net minimum lease payments     $ 255,251
                                                =========

      Fixed assets recorded under capital leases as of December 31, 1997 and 1996, total approximately $390,000 and $1,427,000, respectively, representing reprographic machines. Interest expense on the outstanding obligations under capital leases was approximately $30,000, and $50,000 for the years ended December 31, 1997 and 1996, respectively.

      Rent expense was approximately $979,000 and $342,000 for the years ended December 31, 1997 and 1996, respectively.

6.    Related Party Transactions

      Transactions with an Officer/Shareholder

      During the years ended December 31, 1997 and 1996, the Company recorded the following transactions.

      o During 1997 and 1996, the Company billed the officer/shareholder approximately $22,000 and $22,000, respectively, for reprographic services.

      o During 1997, and 1996, the Company incurred approximately $74,000 and $208,000, respectively, for legal services rendered by an officer/shareholder. Included in the amounts payable as of December 31, 1997 and 1996, is approximately $13,000 and $2,000, respectively, in legal fees due to the officer/shareholder.

      o During 1996, the company entered into a note agreement with an officer/shareholder in the amount of $25,000. The loan bears interest at the prime rate of interest at the date of the loan (8.25%). All unpaid principal and accrued interest is repayable in September 1998.

      o During 1997 and 1996, the Company recorded revenue of approximately $275,000 and $328,000, respectively, for services provided to a former shareholder under a facilities management agreement. Included in accounts receivable as of December 31, 1997 and 1996 is approximately $ 65,000 and $112,500, respectively, from the former shareholder.

                             ON-SITE SOURCING, INC.

                           December 31, 1997 and 1996


7.   Commitments and Contingencies

      Employment Agreements

      The Company has entered into employment agreements with its officers and certain employees. The agreements provide for base salaries, non compete and nondisclosure restrictions and, in certain cases, stock options which vest over a period of time. The agreements are terminable at the discretion of the Company.

      Letter of Credit

      The Company has an undrawn bank letter of credit, in the approximate amount of $30,000, in connection with an operating lease. The letter of credit expires October 31, 1998.


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

      The Company applied APB Opinion No. 25 and related Interpretations in accounting for its plans. Had compensation cost been determined in accordance with FASB Statement No. 123, the Company's net income and net income per share would have been the pro forma amounts indicated below:

                                                             Year Ended
                                                     ---------------------------
      Net income:
                                                         1997            1996
                                                     -----------     -----------
        As reported                                  $   721,073     $   245,240
        Pro forma                                    $   626,288     $   227,836

      Net income per common share - Basic:
        As reported                                  $       .15     $       .07
        Pro forma                                    $       .13     $       .06
      Net income per common share - Diluted:
        As reported                                  $       .15     $       .07
        Pro forma                                    $       .13     $       .06


      All options granted during the year ended December 31, 1997 and 1996 were issued pursuant to the incentive stock option plans. The fair value of each option grant under the plan is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions for 1997 and 1996, respectively were used: expected dividend yields of 0.0% and 0.0%, expected volatility rates of 44.5% and 34%, risk-free rates of 5.4% and 6.4 % and an expected lives of 1 to 4 years.

                             ON-SITE SOURCING, INC.

                           December 31, 1997 and 1996



8.    Incentive Stock Option Plan (Continued)

      At December 31, 1995, pursuant to an employment agreement, the Company had outstanding options to sell 162,000 shares of common stock to an officer/director of the Company at an exercise price of $.56 per share The options were exercised in March 1996.

      At December 31, 1997 and 1996, the Company had outstanding options to sell 126,000 shares of common stock to an officer/director at an exercise price of $1.11 per share. The options expire in December 2000.

      During 1995, the Company granted to employees options for 342,000 shares of common stock at exercise prices ranging from $1.11 to $1.39 per share. The grant price of $1.11 per share was determined by the Board of Directors to represent fair value and the grant price of $1.39 per share was determined to be in excess of fair value based upon independent sales of stock by a shareholder in December 1995 at $1.11 per share. During 1997, options for 144,000 of common stock expired and 5,000 were exercised. As of December 31, 1997, options for 193,000 of the shares are vested and outstanding. The options expire through December 2000.

      During 1997 and 1996, the Company granted options for 383,509 and 395,000 shares of common stock at exercise prices ranging from $2.12 to $3.25 per share. The grant price per share was equal or greater than the market price at the date of grant. As of December 31, 1997, options for 388,998 of the shares of the shares are vested, with the remainder scheduled to vest through October 2002. The options expire through October 2006.

      The following depicts activity in the plan for two years ended December 31, 1997:

                                                                       Per Share
                                           Options Outstanding    Exercise Price
                                           -------------------    --------------

Outstanding, January 1, 1996                           666,000        $ .56-1.39
      Options granted                                  395,000        $2.12-3.25
      Options exercised                               (162,000)       $      .56
      Options expired                                 (144,000)       $1.10-1.39
                                                      ---------       ----------

Outstanding, December 31, 1996                         755,000        $1.10-3.25
      Options granted                                  383,509        $2.12-3.25
      Options exercised                                 (5,000)       $     1.10
      Options expired                                 (166,754)       $2.12-3.25
                                                      ---------       ----------

Outstanding, December 31, 1997                         966,755        $1.10-3.25
                                                      =========       ==========


9.    Stock Warrants

      At December 31, 1995, in connection with issuance of stock, the Company had outstanding warrants for a total of 90,000 shares of its common stock exclusively to an investor with an exercise price of $.56 per share. The warrants were exercised during 1996.

                             ON-SITE SOURCING, INC.

                           December 31, 1997 and 1996


10.   Income Taxes

      The amounts for income tax expense (benefit) for the year ended December 31, 1997 and 1996 were as follows:

                                                    1997                  1996
                                                 ---------             ---------
Current
     Federal                                     $ 447,401             $      --
     State                                         111,792                    --
                                                 ---------             ---------
                                                 $ 559,193                    --

Deferred
     Federal                                     $ (10,681)            $  56,355
     State                                           2,670                18,645
                                                 ---------             ---------
                                                 $ 551,182             $  75,000
                                                 =========             =========


      Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes. Components of the Company's deferred tax liability are as follows:


                                                         1997            1996
                                                      ---------       ---------
Excess of tax over financial accounting
depreciation                                          $  75,334       $  38,522
Operating accruals                                           --         828,611
Loss carryforwards                                           --        (775,385)
Other                                                    (8,345)        (16,748)
                                                      ---------       ---------
Deferred tax liability                                $  66,989       $  75,000
                                                      =========       =========


      Beginning in 1998, the Company is required to report on the accrual basis for federal and state income tax purposes. In accordance with Internal Revenue Service Code, the amount of income tax due resulting from the conversion from cash to accrual will be paid over a four year period. At December 31, 1996, the Company had approximately $2,100,000 of operating loss carryforwards which were fully utilized in 1997.

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

         Name                 Age             Position
-------------------------    ----    -----------------------------------------------
Christopher J. Weiler         35     President, Chief Executive Officer and Director

John S. Stoppelman            54     Chairman of the Board and Director

Allen C. Outlaw               32     Vice President - Marketing and Director

Anthony A. Kopsidas           27     Vice President - Operations and Director

Joseph Sciacca                44     Chief Financial Officer

Jane Cahill                   35     Vice President - Sales and Director

Charles B. Millar             37     Director

Jorge R. Forgues              42     Director

Arnold J. Wasserman           60     Director

      Christopher J. Weiler founded the Company with Mr. Stoppelman in December 1992 and has been President, Chief Executive Officer and a director of the Company since that time. Mr. Weiler graduated from the United States Naval Academy in 1985 and served in the United States Navy as a surface warfare officer and as a Navy Senate Liaison Officer on Capitol Hill, Washington, D.C. before joining Pitney Bowes Management Services in 1991.

      John S. Stoppelman founded the Company with Mr. Weiler in December 1992 and has been Chairman of the Board of Directors since inception. Mr. Stoppelman has also served as Secretary and Treasurer. Mr. Stoppelman has been a practicing attorney for twenty-five years. After working as an attorney at a government agency for four years, Mr. Stoppelman entered private practice in 1976, specializing in securities, corporate, and other investment-related law and litigation. Mr. Stoppelman has also been the Chairman of Justin Asset Management, Inc., a registered investment advisory firm (1985-1994). He has served on the American Bar Association Committee on Federal Regulation of Securities (1976-present) and as Vice-Chairman of the Subcommittee on SEC Practice and Enforcement Matters of the ABA Federal Regulation of Securities Committee (1979-1991). Mr. Stoppelman has published several articles relating to the areas of his practice and has appeared at various times on national television to comment on various securities-related issues.

      Allen C. Outlaw has been Vice President of Marketing since September 1997. Prior thereto Mr. Outlaw served as Vice President of Sales and Marketing since joining the Company in March 1994. Mr. Outlaw has also served on the Board of Directors since March 1994. Prior to joining the Company, he held various positions in the investment industry, including owner and Director of Marketing of Justin Asset Management, a successful investment management firm from January 1991 until joining the Company.

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

      Jane Cahill has served as Vice President of Sales since September 1997. Prior thereto, Ms. Cahill served as Vice President of Imaging since joining the Company in November 1996. Prior to joining On-Site Ms. Cahill acted as a regional account manager for a Maryland based software development company and was responsible for many of the key litigation conversion service bureau in the United States. Prior to that Ms. Cahill was employed for six years with Eastman Kodak Office Imaging Division and was responsible for sales in the Washington, DC legal marketplace. Ms. Cahill has also served on the Board of Directors since June 1997.

      Charles B. Millar has served as a Senior Vice President of the Washington D.C. investment banking firm of Johnston, Lemon & Co., Inc. since 1991. Mr. Millar joined the Board of Directors, Compensation and Audit Committees in August 1996.

      Jorge R. Forgues has the positions of Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer of Network Imaging Corporation since April 1996, a Herndon-based publicly traded software developer. From October 1993 until assuming his current position, Mr. Forgues was Vice President of Finance and Administration, Chief Financial Officer and Treasurer of Globalink, a Fairfax-based, publicly-traded, machine translation software company. From 1992 to 1993, Mr. Forgues was the Director of Accounting for Spirit Cruises, a harbor cruise line with operations in nine states. Prior thereto, from 1987 to 1992, Mr. Forgues was Vice President of Finance at Best Software, Inc., a computer software developer. Mr. Forgues joined the Board of Directors, Compensation and Audit Committees in July 1996.

      Arnold J. Wasserman is a graduate electrical engineer, graduating from New York University College of Engineering in 1962. For the past five years Mr. Wasserman has been the president of the Wasserman Companies. Mr. Wasserman has in excess of forty years of business experience as an Engineer, Sales/Marketing Executive, Leasing Executive/Consultant and Consultant to High Tech Companies in Due-Diligence, Planning, and Product Marketing. Mr. Wasserman is also a director and Chairman of the Audit Committee of Stratasys, Inc., a high tech public company that specializes in rapid prototyping technology, and a director and member of the Audit Committees of IAT Multimedia, Inc. and Micro-Mainframes, Inc. Mr. Wasserman joined the Company's Board of Directors in September 1996.

      Messrs. John Stoppelman, Charles Millar and Jorge Forgues are the members of the Audit Committee of the Board of Directors. Messrs. Christopher Weiler, Charles Millar and Jorge Forgues are the members of the Compensation Committee of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

      To the best of the Company's knowledge, in 1996, all Officers, Directors and 10% shareholders have filed, on a timely basis, all forms required by
      Section 16(a) of the Exchange Act of 1934, with the exception that three outside directors did not timely file Form 4 reporting grants of stock options in September 1997. Such reports have subsequently been filed.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth certain information regarding the compensation of the Company's Chief Executive Officer and the other most highly compensated executive officers (collectively, the "Named Executive Officers") whose annual compensation (salary and bonus) for services rendered in all capacities to the Company exceeded $100,000 for the years ended December 31, 1997 and 1996.

============================================================================================
                                    Annual Compensation               Long Term Compensation
--------------------------------------------------------------------------------------------
                                                             Other                   All
                                                             Annual                 Other
                                                            Compen-    Options/     Compen-
Name and Principal                       Salary    Bonus     sation      SAR's      Sation
Position                         Year      $         $          $         (#)         $
--------------------------------------------------------------------------------------------
Christopher Weiler               1997   118,917    20,000      --         --          --
--------------------------------------------------------------------------------------------
  President and CEO              1996    92,000        --      --         --          --
--------------------------------------------------------------------------------------------
Allen Outlaw                     1997    99,028     5,000      --         --          --
--------------------------------------------------------------------------------------------
  Vice President, Marketing      1996    75,734        --      --         --          --
============================================================================================

Director Compensation

      Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. In 1996, three outside directors each received options to purchase 20,000 shares of Common Stock vesting over a period of one year in equal portions at the end of each quarter. The options were granted at the market price at the time of grant. For 1997, three outside directors each received options to purchase 20,000 shares of Common Stock vesting over a period of three years in equal portions at the end of each quarter. The options were granted at the market price at the time of grant.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table enumerates, as of December 31, 1997, the name and ownership, both by numerical holding and percentage interest, of the Company's common stock by (1) each person or group, known to the Company, who beneficially owns more than 5 percent of the Company's outstanding common stock; (2) the Directors and Executive Officers of the Company, individually, and (3) the Directors and Executive Officers as a group.

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


                                                               Approximate % of
                                               # of Shares           Beneficial
Name                                     Beneficially Owned       Ownership (1)
----                                     ------------------       -------------

John S. Stoppelman (2)                              641,100               13.4%
The Stoppelman Law Firm
1749 Old Meadow Road
Suite 610
McLean, VA 22102

Christopher J. Weiler                               362,000                7.5%
c/o the Company

Allen C. Outlaw (3)                                 207,000                4.3%
c/o the Company

Anthony A. Kopsidas (4)                             126,000                2.6%
c/o the Company

Joseph Sciacca (5)                                   67,940                1.4%
c/o the Company

Jane Cahill (6)                                       6,600                   *
c/o the Company

Jorge R. Forgues (7)                                 25,000                   *
500 Huntmar Park Drive
Herndon, VA 20170

Charles B. Millar (7)                                25,000                   *
1101 Vermont Ave., N.W.
Washington, D.C. 20005

Arnold J. Wasserman (7)                              25,000                   *
1 Brookwood Drive
West Caldwell, NJ 07006

All Officers and Directors as a group             1,485,640               31.0%

-----------
 *    Less than 1%

(1)   Based on 4,802,221 shares of Common Stock outstanding as of December 31,
      1997.

(2) Assumes exercise of 3,700 Warrants to purchase Common Stock at $6.00 per share.

(3) 162,000 shares are held by escrow agent pursuant to the Promissory Note and Escrow Agreement. See "Interest of Management and others in Certain Transactions - Loans and Guarantees".

(4) Assumes exercise of vested stock option to purchase 126,000 shares of common stock at $1.11 per share.

(5) Assumes exercise of stock options that are currently vested or will vest within 60 days of December 31, 1997 to purchase 28,125 shares of common stock at $2.125 per share.

(6) Assumes exercise of stock options that are currently vested or will vest within 60 days of December 31, 1997 to purchase 13,200 shares of common stock at $2.25 per share.

(7) Assumes exercise of stock options that are currently vested or will vest within 60 days of December 31, 1997 to purchase 20,000 shares of common stock at $2.50 per share and 5,000 shares of common stock at $3.00 per share.



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

      In September 1997, the Company granted options to purchase 20,000 shares of the Company's common stock at $3.00 per share to each of the Company's three outside directors. The options vest in equal quarterly installments over a period of three year. At the date of the grant, these options were granted on terms no less favorable to the Company than those available to unaffiliated parties purchasing Shares of the Company's common stock.

Loans and Guarantees

      At various times in 1996, the President of the Company, his wife, and the Chairman of the Board of Directors of the Company personally guaranteed term notes with a commercial bank with an aggregate principal amount of $323,500 and interest at 2% over the prime rate per year. The term notes were executed by the Company for business purposes and were paid in full in August 1996.

      The President of the Company, his wife, and the Chairman of the Board of Directors of the Company personally guaranteed a revolving line of credit with a commercial bank with a principal amount of $450,000 and interest at 1% over the prime rate per year. The line was executed by the Company for business purposes including the financing of receivables. On April 1, 1997 the line expired.

      In March 1996, the Company loaned $89,900 to an officer/director. The loan bears interest at 6% per year with a balance of $50,400 at December 31, 1997 with principal and interest due April 1, 1998.

      In September 1996, the Company loaned $25,000 to an officer, pursuant to an employment agreement. The loan bears interest at the prime rate at the date of the loan and is due September 26, 1998.

Revenues and Expenses

      During 1997 and 1996, the Company billed the Chairman of the Board of Directors approximately $22,000 and $22,000, respectively, for reprographic services and the sale of a photocopier. These transactions occurred at the same prices available to non-related third parties.

      During 1997 and 1996, the Company was billed approximately $88,000 and $208,000, respectively, for legal services rendered by the Stoppelman Law Firm, P.C., of which the Chairman of the Board of Directors, is a principal. The Company believes that the fees charged were at least as favorable as those obtainable from an uninterested third party. In October 1996, the Company entered into an arrangement with The Stoppelman Law Firm whereby the Company pays a retainer of $5,000 per month for legal services which was subsequently increased to $7,000 per month in July 1997.

      Future transactions with interested parties will continue to be handled on an arms' length basis, upon terms no less favorable to the Company than those available from unaffiliated third parties.

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit #   Description of Document
---------   -----------------------
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

10.15(1)    Lease Agreement between Oak Crest Ltd. and SWR 1/31/92 for Frederick, MD assumed by On-Site

10.16(1)    Assumption of Lease Agreement between the Company and Oak Crest Ltd.

10.17(1)    Lease with Kingston Atlanta Partners, L.P. - 12/15/95 for Atlanta, GA

10.18(1)    Form of Management Services Contract

10.19(5)    Lease with 443 Company/William Real Estate Co., Inc. for New York, NY office

10.20(5)    Lease with JRG/Lynn Associates 10/18/96

10.21(5)    Lease with Frederick Park Limited Partnership

10.22(5)    Fifth Amendment to Lease with Suburban Station Associates

10.23(2)    Revised 1996 Stock Option Plan

10.24(2)    1997 Stock Option Plan

10.25 (5)   First Amendment to lease with Kingston Atlanta Partners, L.P.

10.26       Lease with Miller Properties.

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


(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 file No. 333-3544.

(2) Incorporated by reference to the Company's Post Effective Amendment to the Company's Registration Statement on Form SB-2 file No. 333-3544.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1996.

(4) Incorporated by reference to the Company's Current Report on Form 8-K dated November 29, 1996 and amended December 9, 1996.

(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1996

(b)   Reports on Form 8-K

      None

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of March 1998.


                        ON-SITE SOURCING, INC.


                        BY:  /s/ Christopher J. Weiler
                             --------------------------------
                             Christopher J. Weiler, President




In accordance with the Exchange, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signature                           Title                                     Date
---------                           -----                                     ----
/s/ Christopher J. Weiler           President, Chief Executive
----------------------------        Officer and Director                      March 30, 1998
Christopher J. Weiler


/s/ John S. Stoppelman              Chairman of the
----------------------------        Board of Directors                        March 30, 1998
John S. Stoppelman


/s/ Joseph Sciacca                  Chief Financial Officer                   March 30, 1998
----------------------------
Joseph Sciacca


/s/ Anthony A. Kopsidas             Vice President of
----------------------------        Operations and Director                   March 30, 1998
Anthony A. Kopsidas


/s/ Allen C. Outlaw                 Vice President of
----------------------------        Marketing and Director                    March 30, 1998
Allen C. Outlaw


/s/ Jane Cahill                     Vice President of
----------------------------        Sales and Director                        March 30, 1998
Jane Cahill