Form 10QSB
period 1998-03-31
ON SITE SOURCING INC
filed 1998-05-15
CIK 1012141

                                  Form 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
  (Mark One)
     (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the quarterly period ended   March 31, 1998

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from              to
                                       ----------       ----------

                         Commission File Number 0-20947

                             On-Site Sourcing, Inc.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                54-1648470
             ---------                                ----------
  (State or other jurisdiction of          (IRS Employer Identification Number)
   incorporation or organization)

               1111 N. 19th Street, Suite 600, Arlington, VA 22209
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1998.

    Common Stock 0.01 par value                     Number of Shares
            No Class                                 4,819,669
   Preferred Stock 0.01 par value
            No Class                                     None

                              On-Site Sourcing,Inc.

                                      Index






Part I. Financial Information.                                             Page No.
        Item 1.  Financial Statements

        Balance sheets -
        March 31, 1998 and December 31, 1997                                   3

        Statements of Operations -
         Three months ended March 31, 1998 and 1997                            4

        Statements of Stockholders Equity
         Three months ended March 31, 1998 and 1997                            5

        Statements of Cash Flows -
         Three months ended March 31, 1998 and 1997                            6

        Condensed notes to financial statements                               7-11

        Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   11-13


Part II. Other Information

         Signatures                                                           14

                             ON-SITE SOURCING, INC.
                                 BALANCE SHEETS

                                                                   March 31,      December 31,
                                                                     1998            1997
                                                                  ------------    ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents ................................   $    596,472    $  1,490,702
     Accounts receivable, net .................................      6,137,805       5,921,063
     Prepaid supplies .........................................        461,825         417,693
     Prepaid expenses .........................................        153,383         216,747
                                                                  ------------    ------------
          Total current assets ................................      7,349,485       8,046,205

     Property and equipment, net ..............................      4,380,620       4,069,097

     Note receivable - officer ................................         25,000          25,000

     Other assets, net ........................................         94,015          98,781
                                                                  ------------    ------------
                                                                  $ 11,849,120    $ 12,239,083
                                                                  ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade .................................   $  1,879,532    $  1,992,580
     Line of Credit ...........................................        500,000            --
     Accrued and other liabilities ............................        770,437         924,487
     Current portion of long-term debt ........................        408,999         411,894
     Provision for income taxes, current ......................        139,798         139,798
     Deferred taxes ...........................................           --              --
                                                                  ------------    ------------
          Total current liabilities ...........................      3,698,766       3,468,759

Long-term debt net of current portion .........................        991,834       1,094,444

Deferred rent .................................................         96,509          96,509
Provision for Income taxes, net of current portion ............        234,338         419,395
Deferred taxes ................................................         33,046          66,989

Commitments and contingencies .................................           --              --

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value, 20,000,000 shares authorized
       4,819,669 and 4,802,221 shares issued and outstanding ..         48,196          48,022
     Preferred stock,$.01 par value, 1,000,000 shares
       authorized, no shares issued and outstanding ...........           --              --
     Subscription receivable ..................................        (50,400)        (50,400)
     Additional paid in capital ...............................      6,427,191       6,367,379
     Retained earnings ........................................        369,640         727,986
                                                                  ------------    ------------
                                                                     6,794,627       7,092,987
                                                                  ------------    ------------
                                                                  $ 11,849,120    $ 12,239,083
                                                                  ------------    ------------
                                                                  ------------    ------------

                       See notes to financial statements
                                  Page 3 of 14

                             ON-SITE SOURCING, INC.
                             STATEMENTS OF EARNINGS

                      For the three months ended March 31,


                                       1998            1997
                                    -----------    -----------

Revenue .......................     $ 5,746,815    $ 3,613,374
Costs and expenses
     Cost of sales ..............     4,985,664      2,777,854
                                    -----------    -----------
                                        761,151        835,520
                                    -----------    -----------
     Selling expense ............       646,044        423,114
     Administrative expense .....       744,812        348,476
                                    -----------    -----------
                                      1,390,856        771,590
                                    -----------    -----------
     Earnings from operations ...      (629,705)        63,930
     Other income (expense)......
     Other income ...............        81,811         12,256
     Other expense ..............       (29,452)       (32,496)
                                    -----------    -----------
                                         52,359        (20,240)
                                    -----------    -----------
Earnings before income taxes ....      (577,346)        43,690
Income tax (benefit)expense .....      (219,000)        18,200
                                    -----------    -----------
Net (Loss) Earnings .............   $  (358,346)   $    25,490
                                    -----------    -----------
Basic earnings per common share..   $     (0.07)   $      0.01

Diluted earnings per share ......   $        --    $      0.01

                       See notes to financial statements

                             ON-SITE SOURCING, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      Years end December 31, 1998 and 1997


                                                           Additional
                                 Common        Common        Paid in   Subscriptions  Retained
                                 Shares        Stock         Capital    Receivable     Earnings      Total
                                ---------    ----------    ----------   ----------    ----------   ----------

Balance at December 31, 1997    4,802,221    $   48,022    $6,367,379   $  (50,400)   $  727,986   $7,092,987
                                ---------    ----------    ----------   ----------    ----------   ----------


     Sale of common stock ..       17,448           174        59,812                                  59,986
     Net loss ..............                                                            (358,346)    (358,346)
                                ---------    ----------    ----------   ----------    ----------   ----------
Balance at March  31, 1998 .    4,819,669    $   48,196    $6,427,191   $  (50,400)   $  369,640   $6,794,627
                                ---------    ----------    ----------   ----------    ----------   ----------


                                                           Additional
                                 Common        Common        Paid in   Subscriptions  Retained
                                 Shares        Stock         Capital    Receivable     Earnings      Total
                                ---------    ----------    ----------   ----------    ----------   ----------

Balance at December 31, 1996    4,794,021    $   47,940    $6,351,911   $  (50,400)   $    6,913   $6,372,864


 Net earnings ..............                                                              25,490       25,490
                                ---------    ----------    ----------   ----------    ----------   ----------
Balance at March 31, 1997 ..    4,794,021    $   47,940    $6,351,911   $  (50,400)   $   32,403   $6,398,354
                                ---------    ----------    ----------   ----------    ----------   ----------



                       See notes to financial statements

                             ON-SITE SOURCING, INC.
                            STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,

                                                                   1998           1997
                                                                -----------    -----------
Cash flows from operating activities
     Net earnings ...........................................   $  (358,346)   $    25,490
                                                                -----------    -----------
Adjustments to reconcile net earnings to net cash
     (used in) provided by operations
Depreciation and amortization ...............................       226,175        165,761
Loss (gain) on disposition of equipment .....................                         (782)
Changes in assets and liabilities
     Increase in accounts receivable, net ...................      (216,742)      (965,150)
     Increase in prepaid supplies ...........................       (44,132)       (84,610)
     (Increase) decrease in prepaid expenses ................        63,364        (64,407)
     Increase in notes receivable officer ...................          --          (25,000)
     (Increase) decrease in other assets ....................         4,766         30,852
     Increase in accounts payable - trade ...................      (113,048)       191,979
     Increase in accrued and other liabilities ..............      (154,050)        72,792
     Increase (decrease) in deferred rent ...................          --            1,866
     Increase (decrease) in provison for income taxes .......      (185,057)          --
     Increase (decrease) in deferred taxes ..................       (33,943)        18,200
                                                                -----------    -----------
Total Adjustments ...........................................      (452,667)      (658,499)
                                                                -----------    -----------
Net cash provided by (used in) operations ...................      (811,013)      (633,009)
                                                                -----------    -----------
Cash flows from investing activities
     Capital expenditures ...................................      (537,698)      (241,639)
                                                                -----------    -----------
Net cash used in investing activities .......................      (537,698)      (241,639)
                                                                -----------    -----------
Cash flows from financing activities
     Proceeds from sale of common stock and
          exercise of warrants ..............................        59,986           --
     Payments on subscription receivable ....................          --             --
     Proceeds of long-term debt agreements ..................          --             --
     Net borrowings short term debt agreement ...............          --             --
     Payments under long-term debt agreements ...............      (105,505)       (47,366)
     Net borrowings (payments) under line of credit agreement       500,000           --
                                                                -----------    -----------
Net cash provided by financing activities ...................       454,481        (47,366)
                                                                -----------    -----------
NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS ..............................      (894,230)      (922,014)
Cash and cash equivalents, beginning ........................     1,490,702      1,894,722
                                                                -----------    -----------
Cash and cash equivalents, ending ...........................   $   596,472    $   972,708
                                                                -----------    -----------
                                                                -----------    -----------



                       See notes to financial statements
                                  Page 6 of 14

On-Site Sourcing, Inc.

Condensed Notes to Financial Statements
(unaudited)

--------------------------------------------------------------------------------

March 31, 1998
--------------------------------------------------------------------------------


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

    In the opinion of management, the accompanying condensed financial statements reflect all necessary adjustments and reclassifications that are necessary for fair presentation for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes filed in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


    Revenue Recognition

    Revenue from facilities management is recognized based on monthly fixed fees and, in certain cases, variable per copy fees, as contained in facilities management agreements. Revenue from reprographic and imaging services is recognized on a per copy or image basis upon completion of the services. Revenue from information technology services is billed on an hourly basis.

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

On-Site Sourcing, Inc.

(unaudited)

--------------------------------------------------------------------------------

March 31, 1998
--------------------------------------------------------------------------------

    Income Taxes

    The provision for income taxes presented in the statements of earnings is based upon the estimated effective tax rate for the year, and is largely determined by management's estimate as of the interim date of projected taxable income for the entire fiscal year.

    Earnings per Common Share

    Basic earnings per share is calculated using the average number of shares outstanding and excludes dilution. Diluted earnings per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding options using the "treasury stock method". Prior year earnings per share have been restated to conform this method.


NOTE B--CREDIT FACILITIES

    The Company entered into an agreement for a working capital line of credit with a financial institution for $2,500,000. The line of credit bears interest at the financial institution's prime rate or the 30 day LIBOR rate plus 2.25%, payable monthly. Any remaining principal balance and accrued interest is due at the maturity date of April 30, 1999. The line of credit is secured by certain assets of the Company, including accounts receivable and certain fixed assets. As of March 31, 1998 there were advances made under the line of credit of $500,000.

    During 1997, the Company entered into a term note with a financial institution to provide $1,100,000 to refinance certain capitalized lease obligations. The note is payable in 48 monthly installments, bears interest at the rate of 9.02%, and matures on April 30, 2001. The note is collateralized by specific equipment and is subject to certain financial covenants. The balance of the term note at March 31, 1998 was $825,000.

    At September 30, 1996, the Company had available a $450,000 working capital line of credit at the bank's prime rate plus 1%. The line of credit matured on April 1, 1997.

    During 1997, the Company has financed certain equipment purchases of approximately $361,000 with notes with terms of 36 to 48 months and interest rates of 5.0% to 9.7%. The balance of these notes at March 31, 1998 was approximately $330,000.

    The Company has financed certain equipment purchases under capitalized leases, with terms of sixty months.


NOTE C--RELATED PARTY TRANSACTIONS


    Transactions with an Officer/Shareholder

    During the three months ended March 31, 1998 and 1997, the Company recorded the following transaction with an officer/shareholder:

         During the three months ended March 31, 1998 and 1997, the Company incurred approximately $21,000 and $15,000, respectively, for legal services rendered by the officer/shareholder. During the nine months ended March 31, 1998 and 1997, the Company recorded revenue of approximately $6,400 and $13,400, respectively, for reprographic services. Included in accounts receivable as of March 31, 1998, is approximately $700 due from the officer/shareholder.


    Transactions with Shareholders


         In March 1996, the Company entered into a two-year consulting agreement with its underwriters/shareholder for financial and marketing services totaling $60,000 which was paid from the proceeds of the initial public offering.

On-Site Sourcing, Inc.

(unaudited)

--------------------------------------------------------------------------------

March 31, 1998
--------------------------------------------------------------------------------


    Subscription receivable -- Shareholder

     The Company has a note receivable from an officer/director for $89,900 in connection with the exercise of stock options. The note bears interest at 6% per year with the remaining principal and interest due April 1, 1999. The balance of the note at March 31, 1998 was $50,400.

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

NOTE E--INCENTIVE STOCK OPTION PLANS

    In 1995 through 1998, the Company adopted incentive stock option plans, under which pools of 510,000, 200,000, 500,000, and 700,000 shares respectively have been reserved. The plans are administered and terms of option grants are established by the Board of Directors. Under the terms of the plans, options may be granted to the Company's employees and directors to purchase shares of common stock. Options become exercisable ratably over a vesting period as determined by the Board of Directors, and expire over terms not exceeding ten years from the date of grant, three months after termination of employment, or one year after the death or permanent disability of the employee. The Board of Directors determines the option price (not less than fair market value) at the date of grant.

    Pursuant to an employment agreement, the Company had outstanding options to sell 162,000 shares of common stock to an officer/director of the Company at an exercise price of $.56 per share. The options, which were fully vested during 1994, were exercised on March 29, 1996 for $90,000. In connection with the exercise of the options, the Company loaned $89,900 to the officer/director. The balance of the note on March 31, 1998 was $50,400.

On-Site Sourcing, Inc.

(unaudited)

--------------------------------------------------------------------------------

 March 31, 1998
--------------------------------------------------------------------------------


    At March 31, 1998, the Company had outstanding options to sell 126,000 shares of common stock to an officer/director at an exercise price of $1.11 per share. As of March 31, 1998, the options are fully vested. The options expire in December 2000.

    The Company has outstanding employee stock options for 1,537,327 shares of common stock at exercise prices ranging from $1.11 to $3.50 per share. As of March 31, 1998, 504,208 of the shares are vested with the remainder scheduled to vest through December 2003.



 Management's Discussion and Analysis of Financial Conditions and Results of Operations


On-Site Sourcing, Inc. (On-Site or the "Company") provides reprographic, document management, imaging, facilities management services and information technology services to law firms, corporations, non-profit organizations, accounting firms, financial institutions and other organizations throughout the East Coast of the United States. In order to meet the highly specialized requirements of each client, On-Site offers a variety of customized reprographic and facilities management services. The Company provides reprographic and imaging services 24 hours-per-day, seven days-per-week including copying, binding, labeling, collating and indexing in support of complex document-intensive litigation as well as higher volume production of manuals, brochures and other materials for corporations and non-profit organizations. On-Site also provides on-premises management of customers' support services including mailroom operations, facsimile transmission, records and supply room management and copying services. The information technology group provides a full range of technology services to professional service organizations, including systems design and integration, training and network management services.

The nature of the IT Group's value-added services is expected to produce significant revenue and increased margins in future periods. The IT Group was formed in response to the need of law firms for new client/server applications and connectivity, requiring IT expertise that is difficult to acquire due the competitive nature of the industry. The competitive law firm has the need for E-mail, integrated billing and document management services and recurring technology upgrades that are being demanded by their clients. These are problems that the IT Group is beginning to address for these firms.

This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, demand for services, market acceptance of the new IT group, impact of competitive services and pricing, commercialization and technical difficulties, capacity constraints or difficulties, general business and economic conditions and other risks detailed in the Company's Annual Report, Form 10-KSB and other filings with the Securities and Exchange Commission.

Three months 1998 vs. 1997

Revenue for the three months ended March 31, 1998 increased 59% or $2,133,441 to $5,745,815. This compared to $3,613,374 recorded for the three months ended March 31, 1997. The principal reason for the increase is higher volume of work orders fulfilled through increased sales volume in the Arlington, VA, Baltimore, MD, Philadelphia, PA, Atlanta, GA, and New York City facilities. For the three months ended March 31, 1998, facilities management revenue increased 50% from $507,479 for the three months ended March 31, 1997 to $761,315. Because facilities management contracts are performed on a contract basis, a substantial amount of the revenues from such contracts recur on a monthly basis.

Cost of sales for the three months ended March 31, 1998 increased by 79% to $4,985,664 or $2,207,810 as compared to $2,777,854 for the same period in 1997.
Operating margins were 13% and 23%, respectively for the three months ended March 31, 1998 and 1997. The reduction in margins is due to the higher production costs.

Selling expense increased by $222,930 to $646,044 over the same period last year. As a percentage of sales, selling expense was 11% for the three months ended March 31, 1998 and 1997, respectively.

Administrative expense for the three months ended March 31, 1998 increased $396,336 to $744,812 over the same period last year due primarily to professional fees, increases in administrative staffing and costs associated with the expansion into new markets. As a percent of sales, administrative expense was 13% for the three month period in 1998 as compared to 10% for the same period last year.

Earnings (loss) from Operations

For the three months ended March 31, 1998, earnings from operations decreased $693,635 from $63,930 to a loss of $629,705. The decrease is due to higher operating costs, continued expansion into new markets and the start up of the information technology group.

Other income and expenses

Other income increased $69,555 to $81,810, compared to the first three months of 1997. Other expense decreased $3,044 to 29,452 for the three month period ended March 31, 1998 due to lower interest as a result of reductions in debt.


Net earnings (loss)

For the three months ended March 31, 1998 the Company incurred a loss of $358,346 as compared to earnings of $25,490 for the same period last year. The loss amounted to $ 0.07 basic compared to earnings of $ 0.01 for basic and diluted for the same period last year. Shares outstanding for the three months ended March 31, 1998 were 4,831,379, basic and 5,321,568, diluted. For the three months ended march 31, 1997 shares outstanding were 4,794,021, basic and 4,916,688, diluted. The Company had an income tax benefit of $219,000 versus an income tax expense of $18,000 for the three months ended March 31, 1998 and 1997, respectively.

Liquidity and Capital Resources at March 31, 1998 and Subsequent Activity


The Company has funded its expansion and growth by utilizing internally generated cash flow and long term financing, where appropriate, for significant capital outlays. The Company anticipates that cash flow from operations and credit facilities will be sufficient to meet the Company's expected cash requirements for the next twelve months. There can be no assurances that unforeseen events may require more working capital than the Company has at its disposal.

The Company has a secured a $2,500,000 line of credit with a financial institution. The line of credit bears interest at the financial institution's prime rate or the 30 day LIBOR rate plus 2.25%, payable monthly. The line of credit will be utilized to finance accounts receivable and other working capital needs. As of March 31, 1998 there were advances under the line totaled $500,000. The Company also has a $1,100,000 term note to refinance certain capital leases at more favorable interest rates. The note is payable in 48 monthly installments, bears interest at the rate of 9.02%, and matures on April 30, 2001. The balance on the note at March 31, 1998 was $825,000.

During 1997, the Company has financed certain equipment purchases of approximately $361,000 with notes with terms of 36 to 48 months and interest rates of 5.0% to 9.7%. The balance of these notes at March 31, 1998 was approximately $330,000.

During the three months ended March 31, 1998 and 1997, the Company's principal uses of cash were to fund fixed asset purchases, pay off long-term debt, changes in staffing requirements and relocations costs and expenses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                 On-Site Sourcing, Inc.





Date:    May 15, 1998
                                             By:  /s/ Christopher J. Weiler
                                                  -----------------------------
                                                  Christopher J. Weiler
                                                  President and
                                                  Chief Executive Officer


                                             By:  /s/ Joseph Sciacca
                                                  -----------------------------
                                                  Joseph Sciacca
                                                  Vice President of Finance and
                                                  Chief Financial Officer