Form 10QSB
period 1998-06-30
ON SITE SOURCING INC
filed 1998-08-14
CIK 1012141

                                  Form 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

 (Mark One)
    (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                 -------------

                                       OR

    ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

           For the transition period from __________ to ___________


                         Commission File Number 0-20947
                                               --------

                             On-Site Sourcing, Inc.
             (Exact name of registrant as specified in its charter)

           DELAWARE                              54-1648470
           --------                              ----------
  (State or other jurisdiction of      (IRS Employer Identification Number)
  incorporation or organization)

               1111 N. 19th Street, Suite 600, Arlington, VA 22209
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (703) 276-1123
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
    --    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1998.

            Common Stock 0.01 par value               Number of Shares
            ---------------------------               ----------------
                    No Class                              4,819,669
          Preferred Stock 0.01 par value
          ------------------------------
                    No Class                                 None

                              On-Site Sourcing, Inc.

                                      Index






Part I.  Financial Information.                                              Page No.

         Item 1.  Financial Statements

         Balance sheets -
         June 30, 1998 and December 31, 1997                                    3

         Statements of Operations -
         Six and Three months ended June 30, 1998 and 1997                      4

         Statements of Stockholders Equity
         Six months ended June 30, 1998 and 1997                                5

         Statements of Cash Flows -
         Six and Three months ended June 30, 1998 and 1997                      6

         Condensed notes to financial statements                                7-9

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                   10-13


Part II. Other Information


         Signatures                                                             13


                             ON-SITE SOURCING, INC.
                                 BALANCE SHEETS

                                                                               Unaudited
                                                                                June 30,                December 31,
                                                                                  1998                      1997
                                                                          --------------------     ----------------------


     ASSETS
     CURRENT ASSETS
          Cash and cash equivalents                                       $                  -     $            1,490,702
          Accounts receivable, net                                                   6,524,807                  5,921,063
          Prepaid supplies                                                             465,500                    417,693
          Prepaid expenses                                                             173,949                    216,747
                                                                          --------------------     ----------------------
               Total current assets                                                  7,164,257                  8,046,205

          Property and equipment, net                                                4,425,039                  4,069,097
          Note receivable - officer                                                     25,000                     25,000

          Other assets, net                                                             59,453                     98,781
                                                                          --------------------     ----------------------
                                                                          $         11,673,748     $           12,239,083
                                                                          --------------------     ----------------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
          Accounts payable - trade                                        $          1,643,341    $             1,992,580
          Line of Credit                                                               751,000                          -
          Accrued and other liabilities                                              1,019,725                    924,487
          Current portion of long-term debt                                            488,544                    411,894
          Provision for income taxes, current                                          139,798                    139,798
                                                                          --------------------     ----------------------
               Total current liabilities                                             4,042,408                  3,468,759

     Long-term debt net of current portion                                           1,128,780                  1,094,444

     Deferred rent                                                                      96,509                     96,509
     Provision for Income taxes, net of current portion                                  2,838                    419,395
     Deferred taxes                                                                     33,046                     66,989

     Commitments and contingencies                                                           -                          -

     STOCKHOLDERS' EQUITY
          Common stock, $.01 par value, 20,000,000 shares authorized 4,819,669
            and 4,802,221 shares issued and outstanding                                 48,196                     48,022
          Preferred stock,$.01 par value, 1,000,000 shares
            authorized, no shares issued and outstanding                                     -                          -
          Subscription receivable                                                      (50,400)                   (50,400)
          Additional paid in capital                                                 6,432,741                  6,367,379
          Retained earnings                                                            (60,370)                   727,986
                                                                          --------------------     ----------------------
                                                                                     6,370,167                  7,092,987
                                                                          --------------------     ----------------------
                                                                          $         11,673,748     $           12,239,083
                                                                          --------------------     ----------------------


                        See notes to financial statements

ON-SITE SOURCING, INC.
STATEMENTS OF OPERATIONS



                                                           Six Months Ended                Three Months Ended
                                                    June 30,              June 30,              June 30,             June 30,
                                                      1998                 1997                   1998                 1997
                                              --------------------    --------------    -----------------------  ------------------

Revenue                                       $         11,448,259    $    8,726,314    $             5,701,444    $     5,112,940

Costs and expenses
     Cost of sales                                      10,167,326         6,266,833                  5,069,489          3,488,979
                                              --------------------    --------------    -----------------------  ------------------
                                                         1,280,933         2,459,481                    631,955          1,623,961
                                              --------------------    --------------    -----------------------  ------------------

     Selling expense                                     1,284,074         1,048,411                    638,904            625,297
     Administrative expense                              1,332,481           808,134                    698,969            459,658
                                              --------------------    --------------    -----------------------  ------------------
                                                         2,616,556         1,856,545                  1,337,873          1,084,955
                                              --------------------    --------------    -----------------------  ------------------

     Earnings from operations                           (1,335,623)          602,936                   (705,918)           539,006
     Other income (expense)
     Other income                                          172,057            24,823                     80,745             12,567
     Other expense                                         (75,291)          (72,721)                   (36,338)           (40,225)
                                              --------------------    --------------    -----------------------  ------------------
                                                            96,766           (47,898)                    44,408            (27,658)
                                              --------------------    --------------    -----------------------  ------------------

Earnings (Loss) before income taxes                     (1,238,856)          555,038                   (661,510)           511,348
Income tax (benefit) expense                              (450,500)          233,100                   (231,500)           214,900

Net (Loss) Earnings                           $           (788,356)   $      321,938     $             (430,010)   $       296,448
                                              --------------------    --------------    -----------------------  ------------------

Basic earnings (loss) per common share        $        (0.16)         $      0.07       $          (0.09)          $        0.06

Diluted earnings per share                    $          -            $      0.07       $            -             $        0.06



                        See notes to financial statements

                                                   ON-SITE SOURCING, INC.
                                             STATEMENTS OF STOCKHOLDERS' EQUITY
                                                          Unaudited


                                                             Additional
                                  Common        Common        Paid in      Subscriptions    Retained
                                  Shares        Stock         Capital       Receivable      Earnings        Total
                                ---------    ------------   ------------   -------------   -----------   ------------

Balance at December 31, 1997    4,802,221    $     48,022   $  6,367,379   $     (50,400)  $   727,986   $  7,092,987
                                ---------    ------------   ------------   -------------   -----------

    Sale of common stock           17,448             174         65,362                                       65,536
     Net loss                                                                                 (788,356)      (788,356)
                                                                                           -----------   ------------

Balance at June 30, 1998        4,819,669    $     48,196   $  6,432,741   $     (50,400)  $   (60,370)  $  6,370,167
                                ---------    ------------   ------------   -------------   -----------   ------------




                                                            Additional
                                  Common        Common        Paid in     Subscriptions    Retained
                                  Shares        Stock         Capital       Receivable      Earnings       Total
                                -----------   -----------   ----------    -------------   -----------   -----------

Balance at December 31, 1996    4,794,021     $    47,940   $6,351,911    $     (50,400)  $     6,913   $ 6,356,364

 Net earnings                                                                                 321,938       321,938
Balance at June 30, 1997        4,794,021     $    47,940   $6,351,911    $     (50,400)   $  328,851   $ 6,678,302
                                -----------   -----------   ----------    -------------   -----------   -----------





                        See notes to financial statements

                             ON-SITE SOURCING, INC.
                            STATEMENTS OF CASH FLOWS


                                                             Six Months Ended                Three Months Ended
                                                        June 30,        June 30,          June 30,           June 30,
                                                         1998             1997              1998              1997
                                                      -------------  ---------------   ---------------   ---------------
Cash flows from operating activities
     Net earnings (loss)                              $    (788,356) $       321,938   $      (430,010)  $       296,448
                                                      -------------  ---------------   ---------------   ---------------
Adjustments to reconcile net earnings to net cash
     (used in) provided by operations
Depreciation and amortization                               482,840          343,726           256,662           177,965
Loss (gain) on disposition of equipment                          --             (782)               --                --
Changes in assets and liabilities
     (Increase) decrease in accounts receivable, net       (603,744)      (2,148,587)         (387,002)       (1,183,437)
     (Increase) decrease in prepaid supplies                (47,807)        (295,840)           (3,675)         (211,230)
     (Increase) decrease in prepaid expenses                 42,798          (30,831)          (20,566)           33,576
     (Increase) decrease in other assets                     39,328           30,198            34,562            24,346
     Increase (decrease) in accounts payable - trade       (349,239)         639,550          (236,191)          447,571
     Increase (decrease) in accrued and other
         liabilities                                         95,238           47,371           249,288           (25,421)
     Increase (decrease) in deferred rent                        --            1,866                --                --
     Increase (decrease) in provision for income
         taxes                                             (416,557)              --          (231,500)               --
     Increase (decrease) in deferred taxes                  (33,943)         233,100                --           214,900
                                                      -------------  ---------------   ---------------   ---------------
Total Adjustments                                          (791,086)      (1,180,229)         (338,422)         (521,730)
                                                      -------------  ---------------   ---------------   ---------------

Net cash provided by (used in) operations                (1,579,442)        (858,291)         (768,432)         (225,282)
                                                      -------------  ---------------   ---------------   ---------------
Cash flows from investing activities
     Capital expenditures                                  (838,782)        (609,470)         (301,081)         (367,831)
                                                      -------------  ---------------   ---------------   ---------------
Net cash used in investing activities                      (838,782)        (609,470)         (301,081)         (367,831)
                                                      -------------  ---------------   ---------------   ---------------
Cash flows from financing activities
     Proceeds from sale of common stock and
          exercise of warrants                               65,536               --             5,550                --
     Proceeds of long-term debt agreements                  316,000        1,100,000           316,000         1,100,000
     Payments under long-term debt agreements              (205,014)        (513,266)          (99,509)         (465,900)
     Net borrowings under line of credit agreement          751,000               --           251,000                --
                                                      -------------  ---------------
Net cash provided by financing activities                   927,522          586,734           473,041           634,100
                                                      -------------  ---------------   ---------------   ---------------

NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS                           (1,490,702)        (881,027)         (596,472)           40,987
Cash and cash equivalents, beginning                      1,490,702        1,894,722           596,472           972,708
                                                      -------------  ---------------   ---------------   ---------------
Cash and cash equivalents, ending                     $           0  $     1,013,695   $             0   $     1,013,695
                                                      -------------  ---------------   ---------------   ---------------





                           See notes to financial statements

On-Site Sourcing, Inc.

Condensed Notes to Financial Statements
(unaudited)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
June 30, 1998
--------------------------------------------------------------------------------


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

    In the opinion of management, the accompanying condensed financial statements reflect all necessary adjustments and reclassifications that are necessary for fair presentation for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes filed in the Company's Annual Report on Form 10-KSB. The results of operations for the six and three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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

On-Site Sourcing, Inc.

(unaudited)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
June 30, 1998
--------------------------------------------------------------------------------


    Earnings per Common Share

    Basic earnings per share is calculated using the average number of shares outstanding and excludes dilution. Diluted earnings per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding options using the "treasury stock method". Prior year earnings per share have been restated to conform to this method.


NOTE B--CREDIT FACILITIES

    The Company entered into an agreement for a working capital line of credit with a financial institution for $2,500,000. The line of credit bears interest at the financial institution's prime rate or the 30 day LIBOR rate plus 2.25%, payable monthly. Any remaining principal balance and accrued interest is due at the maturity date of April 30, 1999. The line of credit is secured by certain assets of the Company, including accounts receivable and certain fixed assets. As of June 30, 1998 there were advances made under the line of credit of $751,000

    During 1997, the Company entered into a term note with a financial institution to provide $1,100,000 to refinance certain capitalized lease obligations. The note is payable in 48 monthly installments, bears interest at the rate of 9.02%, and matures on April 30, 2001. The note is collateralized by specific equipment and is subject to certain financial covenants. The balance of the term note at June 30, 1998 was $756,250


    During 1997, the Company has financed certain equipment purchases of approximately $361,000 with notes with terms of 36 to 48 months and interest rates of 5.0% to 9.7%. During 1998 the Company financed additional equipment purchases under similar terms. The balance of these notes at June 30, 1998 was approximately $630,000.

    The Company has financed certain equipment purchases under capitalized leases, with terms of sixty months.


NOTE C--RELATED PARTY TRANSACTIONS


    Transactions with an Officer/Shareholder

         During the six months ended June 30, 1998 and 1997, the Company recorded the following transaction with an officer/shareholder:

         During the six months ended June 30, 1998 and 1997, the Company incurred approximately $44,000 and $30,000, respectively, for legal services rendered by the officer/shareholder. During the six months ended June 30, 1998 and 1997, the Company recorded revenue of approximately $16,500 and $3,400, respectively, for reprographic services. Included in accounts receivable as of June 30, 1998, is approximately $2,000 due from the officer/shareholder.


    Subscription receivable -- Shareholder

     The Company has a note receivable from an officer/director for $89,900 in connection with the exercise of stock options. The note bears interest at 6% per year with the remaining principal and interest due April 1, 1999. The balance of the note at June 30, 1998 was $50,400.

    Note  receivable -- Officer

     During 1996, the Company entered into a note agreement with an officer/shareholder in the amount of $25,000. The loan bears interest at the prime rate of interest and is due in September 1998.

NOTE D--COMMITMENTS

    The Company has annual rental and lease commitments with a term of one year or more for its offices and production facilities that expire at various times through 2006. The minimum annual rent is approximately $1,250,000

NOTE E--INCENTIVE STOCK OPTION PLANS

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

    Pursuant to an employment agreement, the Company had outstanding options to sell 162,000 shares of common stock to an officer/director of the Company at an exercise price of $.56 per share. The options, which were fully vested during 1994, were exercised on March 29, 1996 for $90,000. In connection with the exercise of the options, the Company loaned $89,900 to the officer/director. The balance of the note on June 30, was $50,400.

    At June 30, 1998 the Company had outstanding options to sell 126,000 shares of common stock to an officer/director at an exercise price of $1.11 per share. As of June 30, 1998 the options are fully vested. The options expire in December 2000.

    The Company has outstanding employee stock options for 1,485,589 shares of common stock at exercise prices ranging from $1.11 to $3.50 per share. As of June 30, 1998 547,402 of the shares are vested with the remainder scheduled to vest through December 2003.

--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Conditions and Results of Operations


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

Six Months ended 1998 vs. 1997
------------------------------

Revenue for the six months ended June 30, 1998 increased 31% or $2,721,945 to $11,448,259 over the comparable period in 1997. Principal reasons for the increase are higher demand for the Company's reprographics and facilities management groups.

Cost of sales for the six months ended June 30, 1998 increased by 62% or $3,900,493 to $10,167,326 as compared to $6,266,833 for the same period in 1997.
Operating margins were 11% and 28%, respectively for the six months ended June 30, 1998 and 1997. The decrease in margins was due to high staffing levels and start up of our information technology group.

Selling expense increased by $235,663 to $1,284,074 over the same period last year. As a percentage of sales, selling expense was 11% and 12% for the six months ended June 30, 1998 and 1997, respectively. Selling expenses are primarily commissions based on sales.

Administrative expense for the six months ended June 30, 1998 increased by $524,347 to $1,332,481 over the same period last year due primarily to increases in administrative staffing and costs associated with the expansion into new markets. As a percent of sales, administrative expense was 12% for the six month period in 1998 as compared to 9% for the same period last year.

Net earnings (loss)

For the six months ended June 30, 1998 the Company incurred a net loss of $788,356 as compared to net earnings of $321,938 for the same period last year. The loss amounted to $ 0.16 basic loss per share compared to earnings of $ 0.07 for basic and diluted for the same period last year. Shares outstanding for the six months ended June 30, 1998 were 4,819,669 basic and 4,979,630 diluted. For the six months ended June 30, 1997 shares outstanding were 4,794,021, basic and 4,888,407 diluted. The Company has an income tax benefit of $450,500 versus an income tax expense of $233,100 for the six months ended June 30, 1998 and 1997, respectively.


Liquidity and Capital Resources at June 30, 1998 and Subsequent Activity
------------------------------------------------------------------------

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

The Company has a secured a $2,500,000 line of credit with a financial institution. The line of credit bears interest at the financial institution's prime rate or the 30 day LIBOR rate plus 2.25%, payable monthly. The line of credit will be utilized to finance accounts receivable and other working capital needs. As of June 30, 1998 there were advances under the line that totaled $751,000. The Company also has a $1,100,000 term note to refinance certain capital leases at more favorable interest rates. The note is payable in 48 monthly installments, bears interest at the rate of 9.02%, and matures on April 30, 2001. The balance on the note at June 30, 1998 was $756,250.

During the six months ended June 30, 1998 and 1997, the Company's principal uses of cash were to fund fixed asset purchases, reduce long-term debt, changes in staffing requirements and relocations costs and expenses.

Three Months ended  June 1998 vs. 1997
--------------------------------------

Revenue for the three months ended June 30, 1998 increased 12% or 588,504 to $5,701,444 over the same period in 1997. The increase is primarily from the Company's facilities management and information technology group. Demand for the Company's reprographic operations was comparable to the same period in 1997.

Cost of Sales increased by $1,580,510 to $5,069,489 for the three months ended June 30, 1998 compared to the same period in 1997. Principal reasons for the increase were due to higher staffing levels as compared to the comparable quarter and start up expenditures for the information technology group.

Selling Expenses increased 2% or $13,607 for the three months ended June 30, 1998 as compared to June 30, 1997. Selling Expenses as a percentage of sales were 11% and 12% for the three months ended June 30, 1998 and 1997.

Administrative expenses increased 52% or $239,311 to $698,969 resulting mainly from additional support staff and start up expenditures for the information technology group.

Net earnings for the three months ended June 30, 1998 for the Company declined by $726,458, which resulted in a net loss of $430,010 compared to net earnings of $296,448 for the comparable period. Included in net earnings for the three months ended June 30, 1998 is a tax benefit of $231,500 compared to a tax expense of $214,900 for the comparable period. The net loss resulted from increases in cost of sales and administrative expenses.


Year 2000
---------

The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. Management is in the process of converting its computer systems. Maintenance or modification costs will be expensed as incurred, while the costs associated with new computer systems will be capitalized and amortized over the systems useful lives. Management believes that with converting to new computer systems, the Year 2000 issue will not pose a significant operational problem.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             On-Site Sourcing, Inc.
                             ----------------------




Date:    Aug 14, 1998
                                 By:
                                          /s/ Christopher J. Weiler
                                          President and
                                          Chief Executive Officer


                                 By:
                                          /s/ Alfred Duncan
                                          Vice President of Finance and
                                          Chief Financial Officer