Form 10QSB
period 1998-09-30
ON SITE SOURCING INC
filed 1998-11-17
CIK 1012141

                                  Form 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)
    /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998

                             ----------------------

                                      OR

    / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from            to
                                            ---------      ---------


                         Commission File Number   0-20947
                                                -----------

                             On-Site Sourcing, Inc.
             ------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1998.

      Common Stock 0.01 par value            Number of Shares
      ---------------------------            ----------------
                 No Class                        4,824,669

      Preferred Stock 0.01 par value
      ------------------------------
                 No Class                           None

                              On-Site Sourcing, Inc.

                                      Index




                                                                                                                     Page No.

Part I.  Financial Information.

         Item 1.  Financial Statements

         Balance sheets--
         September 30, 1998 and December 31, 1997                                                                          3

         Statements of Operations--
         Nine and Three months ended September 30, 1998 and 1997                                                           4

         Statements of Stockholders Equity--
         Nine months ended September 30, 1998 and 1997                                                                     5

         Statements of Cash Flows--
         Nine and Three months ended September 30, 1998 and 1997                                                           6

         Condensed notes to financial statements                                                                           7-9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                                                                     10-13


Part II. Other Information

         Signatures                                                                                                        13


                              ON-SITE SOURCING, INC.
                                  BALANCE SHEETS


                                                                    Unaudited
                                                                    Sept 30,          Dec. 31,
                                                                      1998              1997
                                                                 ---------------  ----------------

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                       $            --  $      1,490,702
Accounts receivable, net                                              6,516,081         5,921,063
Prepaid supplies                                                        458,831           417,693
Prepaid expenses                                                        213,182           216,747
                                                                     ----------       -----------
Total current assets                                                  7,188,094         8,046,205

Property and equipment, net                                           4,399,550         4,069,097

Note receivable--officer                                                 25,000            25,000

Other assets, net                                                        51,319            98,781
                                                                     ----------        ----------
                                                                $    11,663,963  $     12,239,083
                                                                     ----------        ----------
                                                                     ----------        ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade                                        $     1,467,991  $      1,992,580
Line of Credit                                                        1,061,000                --
Accrued and other liabilities                                         1,369,514           924,487
Current portion of long-term debt                                       483,783           411,894
Provision for income taxes, current                                     101,298           139,798
                                                                     ----------         ---------
Total current liabilities                                             4,483,586         3,468,759

Long-term debt net of current portion                                 1,014,691         1,094,444

Deferred rent                                                            96,509            96,509
Provision for Income taxes, net of current portion                        2,838           419,395
Deferred taxes                                                           33,046            66,989

Commitments and contingencies                                                --                --

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 20,000,000 shares authorized
4,824,669 and 4,802,221 shares issued and outstanding                    48,246            48,022
Preferred stock,$.01 par value, 1,000,000 shares
authorized, no shares issued and outstanding                                --                 --
Subscription receivable                                                 (50,400)          (50,400)
Additional paid in capital                                            6,432,691         6,367,379
Retained earnings                                                      (397,244)          727,986
                                                                     ----------        ----------
                                                                      6,033,293         7,092,987
                                                                     ----------        ----------
                                                                $    11,663,963  $     12,239,083
                                                                     ----------        ----------
                                                                     ----------        ----------


                       See notes to financial statements

                             ON-SITE SOURCING, INC.
                            STATEMENTS OF OPERATIONS
                                  Unaudited

                                                              Nine Months Ended            Three Months Ended
                                                        -----------------------------  --------------------------
                                                          Sept. 30,       Sept. 30,     Sept. 30,     Sept. 30,
                                                             1998           1997           1998          1997
                                                        --------------  -------------  ------------  ------------
Revenue                                                 $   18,050,060  $  13,894,768     6,601,801     5,168,454
Costs and expenses
  Cost  of sales                                            15,543,482     10,067,691     5,376,156     3,800,858
                                                        --------------  -------------  ------------  ------------
                                                             2,506,578      3,827,077     1,225,645     1,367,596
                                                        --------------  -------------  ------------  ------------

  Selling expense                                            2,011,197      1,630,957       727,123       582,546
  Administrative expense                                     2,137,751      1,306,318       805,270       498,184
                                                        --------------  -------------  ------------  ------------
                                                             4,148,948      2,937,275     1,532,393     1,080,730
                                                        --------------  -------------  ------------  ------------

  Earnings from operations                                  (1,642,371)       889,802      (306,748)      286,866
  Other income (expense)
  Other income                                                 203,915         68,161        31,858        43,338
  Other expense                                               (175,775)      (103,347)     (100,484)      (30,626)
                                                        --------------  -------------  ------------  ------------
                                                                28,140        (35,186)      (68,626)       12,712
                                                        --------------  -------------  ------------  ------------

Earnings (Loss) before income taxes                         (1,614,230)       854,616      (375,374)      299,578
Income tax (benefit) expense                                  (489,000)       364,050       (38,500)      130,950
                                                        --------------  -------------  ------------  ------------
Net (Loss) Earnings                                     $   (1,125,230) $     490,566      (336,874)      168,628
                                                        --------------  -------------  ------------  ------------
Basic earnings (loss) per common share                  $        (0.23) $        0.10  $      (0.07) $       0.04
Diluted earnings per share                              $        (0.23) $        0.10  $      (0.07) $       0.04



                          See notes to financial statements

                             ON-SITE SOURCING, INC.
                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                   Unaudited


                                                                 Additional
                                    Common         Common         Paid in        Subscriptions       Retained
                                    Shares          Stock         Capital         Receivable         Earnings            Total
                                --------------  ------------  ---------------  ----------------  ----------------   ---------------


Balance at December 31, 1997      4,802,221   $    48,022   $    6,367,379   $      (50,400)    $     727,986      $    7,092,987


Sale of common stock                 22,448           224           65,312                                                65,536
Net loss                                                                                           (1,125,230)        (1,125,230)

Balance at Sept  30, 1998         4,824,669   $    48,246   $    6,432,691   $      (50,400)    $    (397,244)     $    6,033,293
                                  ---------        ------        ---------         --------         ---------          ---------



                                                                 Additional
                                    Common         Common         Paid in        Subscriptions       Retained
                                    Shares          Stock         Capital         Receivable         Earnings            Total
                                --------------  ------------  ---------------  ----------------  ----------------   ---------------


Balance at December 31, 1996      4,794,021   $    47,940   $    6,351,911   $      (50,400)   $       6,913      $    6,356,364

                                                                                                                              --
Net earnings                                                                                         490,566             490,566

Balance at Sept 30, 1997          4,794,021   $    47,940   $    6,351,911   $      (50,400)   $     497,479      $    6,846,930
                                  ---------        ------        ---------         --------          -------           ---------

                              ON-SITE SOURCING, INC.
                             STATEMENTS OF CASH FLOWS
                                   Unaudited


                                                                  Nine Months Ended                 Three Months Ended
                                                           --------------------------------     -----------------------------
                                                              Sept 30,           Sept 30,         Sept 30,         Sept 30,
                                                                1998               1997             1998             1997
                                                           ------------        ------------     ------------     ------------
Cash flows from operating activities
                  Net earnings (loss)                      $ (1,125,230)       $    490,566     $   (336,874)    $    168,628
                                                           ------------        ------------     ------------     ------------
Adjustments to reconcile net earnings to net cash
(used in) provided by operations
Depreciation and amortization                                   754,569             536,766          271,729          193,040
Loss (gain) on disposition of equipment                              --              (1,030)              --             (248)
Changes in assets and liabilities
(Increase) decrease in accounts receivable, net                (595,018)         (1,330,642)           8,726          817,945
(Increase) decrease in prepaid supplies                         (41,138)           (188,849)           6,669          106,991
(Increase) decrease in prepaid expenses                           3,565             (46,265)         (39,233)         (15,434)
(Increase) decrease in other assets                              47,462              (6,285)           8,134          (36,483)
Increase (decrease) in accounts payable--trade                 (524,588)            202,954         (175,350)        (436,596)
Increase in accrued and other liabilities                       445,027             877,661          349,789          830,290
Increase (decrease) in deferred rent                                 --               1,865               --               (1)
Increase (decrease) in provison for income taxes               (455,057)                 --          (38,500)              --
Increase (decrease) in deferred taxes                           (33,943)            250,428               --           17,328
                                                           ------------        ------------     ------------     ------------
Total Adjustments                                              (399,122)            296,603          391,964        1,476,832
                                                           ------------        ------------     ------------     ------------
Net cash provided by (used in) operations                    (1,524,352)            787,169           55,090        1,645,460
                                                           ------------        ------------     ------------     ------------
Cash flows from investing activities
Capital expenditures                                         (1,085,022)           (634,780)        (246,240)         (25,310)
                                                           ------------        ------------     ------------     ------------

Net cash used in investing activities                        (1,085,022)           (634,780)        (246,240)         (25,310)
                                                           ------------        ------------     ------------     ------------
Cash flows from financing activities


Proceeds from sale of common stock and
exercise of warrants                                             65,536                  --               --               --
Proceeds of long-term debt agreements                           316,000           1,150,455               --           50,455
Payments under long-term debt agreements                       (323,864)         (1,044,593)        (118,850)        (531,327)
Net borrowings (payments) under line of credit agreement      1,061,000                  --          310,000               --
Net cash provided by financing activities                     1,118,672             105,862          191,150         (480,872)
                                                           ------------        ------------     ------------     -------------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                    (1,490,702)            258,251               --        1,139,278
Cash and cash equivalents, beginning                          1,490,702           1,894,722               --        1,013,695
Cash and cash equivalents, ending                                    --        $  2,152,973     $         --     $  2,152,973
                                                           ------------        ------------     ------------     ------------


                        See notes to financial statements

On-Site Sourcing, Inc.

Condensed Notes to Financial Statements
(unaudited)

--------------------------------------------------------------------------------
September 30, 1998
--------------------------------------------------------------------------------


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

In the opinion of management, the accompanying condensed financial statements reflect all necessary adjustments and reclassifications that are necessary for fair presentation for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes filed in the Company's Annual Report on Form 10-KSB. The results of operations for the six and three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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

On-Site Sourcing, Inc.

(unaudited)

--------------------------------------------------------------------------------
September 30, 1998
--------------------------------------------------------------------------------


Earnings per Common Share

Basic earnings per share is calculated using the average number of shares outstanding and excludes dilution. Diluted earnings per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding options using the "treasury stock method". Prior year earnings per share have been restated to conform to this method.


NOTE B--CREDIT FACILITIES

The Company entered into an agreement for a working capital line of credit with a financial institution for $2,500,000. The line of credit bears interest at the financial institution's prime rate or the 30 day LIBOR rate plus 2.25%, payable monthly. Any remaining principal balance and accrued interest is due at the maturity date of April 30, 1999. The line of credit is secured by certain assets of the Company, including accounts receivable and certain fixed assets. As of September 30, 1998 there were advances made under the line of credit of $1,061,000

During 1997, the Company entered into a term note with a financial institution to provide $1,100,000 to refinance certain capitalized lease obligations. The note is payable in 48 monthly installments, bears interest at the rate of 9.02%, and matures on April 30, 2001. The note is collateralized by specific equipment and is subject to certain financial covenants. The balance of the term note at September 30, 1998 was $687,500

During 1997, the Company has financed certain equipment purchases of approximately $361,000 with notes with terms of 36 to 48 months and interest rates of 5.0% to 9.7%. During 1998 the Company financed additional equipment purchases under similar terms. The balance of these notes at September 30, 1998 was approximately $810,896.

The Company has financed certain equipment purchases under capitalized leases, with terms of sixty months.


NOTE C--RELATED PARTY TRANSACTIONS

Transactions with an Officer/Shareholder

During the Nine months ended September 30, 1998 and 1997, the Company recorded the following transaction with an officer/shareholder:

During the Nine months ended September 30, 1998 and 1997, the Company incurred approximately $44,000 and $30,000, respectively, for legal services rendered by the officer/shareholder. During the Nine months ended September 30, 1998 and 1997, the Company recorded revenue of approximately $16,500 and $3,400, respectively, for reprographic services. There was no balance of accounts receivable due from the officer/shareholder as of September 30, 1998


Subscription receivable--Shareholder

The Company has a note receivable from an officer/director for $89,900 in connection with the exercise of stock options. The note bears interest at 6% per year with the remaining principal and interest due April 1, 1999. The balance of the note at September 30, 1998 was $50,400.


Note  receivable--Officer

During 1996, the Company entered into a note agreement with a former officer/shareholder in the amount of $25,000. The loan bears interest at the prime rate of interest and was due in September 1998. The Note was settled in October 1998.


NOTE D--COMMITMENTS

The Company has annual rental and lease commitments with a term of one year or more for its offices and production facilities that expire at various times through 2006. The minimum annual rent is approximately $1,400,000


NOTE E--INCENTIVE STOCK OPTION PLANS

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

Pursuant to an employment agreement, the Company had outstanding options to sell 162,000 shares of common stock to an officer/director of the Company at an exercise price of $.56 per share. The options, which were fully vested during 1994, were exercised on March 29, 1996 for $90,000. In connection with the exercise of the options, the Company loaned $89,900 to the officer/director. The balance of the note on September 30, was $50,400.

At September 30, 1998 the Company had outstanding options to sell 126,000 shares of common stock to an officer/director at an exercise price of $1.11 per share. As of September 30, 1998 the options are fully vested. The options expire in December 2000.

The Company has outstanding employee stock options for 1,869,355 shares of common stock at exercise prices ranging from $1.11 to $3.50 per share. As of September 30, 1998 719,949 of the shares are vested with the remainder scheduled to vest through December 2003.

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


Nine Months ended 1998 vs. 1997

Revenue for the Nine months ended September 30, 1998 increased 30% or $4,155,292 to $18,050,060 over the comparable period in 1997. Principal reasons for the increase are higher demand for the Company's reprographics, facilities management, and imaging groups and revenue from the newly established information technology group.

Cost of sales for the Nine months ended September 30, 1998 increased by 54% or $5,475.791 to $15,543,482 as compared to $10,067,691 for the same period in 1997. Operating margins were 14% and 28%, respectively for the Nine months ended September 30, 1998 and 1997. The decrease in margins was due to high staffing levels and start up of our information technology group.

Selling expense increased by $380,420 to $2,011,197 over the same period last year. As a percentage of sales, selling expense was 11% and 12% for the Nine months ended September 30, 1998 and 1997, respectively. Selling expenses are primarily commissions based on sales.

Administrative expense for the Nine months ended September 30, 1998 increased by $831,433 to $2,137,751 over the same period last year due primarily to increases in administrative staffing and costs associated with the expansion into new markets. As a percent of sales, administrative expense was 12% for the Nine month period in 1998 as compared to 9% for the same period last year.


Net earnings (loss)

For the Nine months ended September 30, 1998 the Company incurred a net loss of $1,125,230 as compared to net earnings of $490,566 for the same period last year. The loss amounted to $ 0.23 basic and diluted loss per share compared to earnings of $ 0.10 for basic and diluted for the same period last year. Weighted average shares outstanding for the Nine months ended September 30, 1998 were 4,820,102 and 4,794,021 for September 30, 1997. The Company has
an income tax benefit of $489,000 versus an income tax expense of $364,050 for the Nine months ended September 30, 1998 and 1997, respectively.


Liquidity and Capital Resources at September 30, 1998 and Subsequent Activity

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

The Company has a secured a $2,500,000 line of credit with a financial institution. The line of credit bears interest at the financial institution's prime rate or the 30 day LIBOR rate plus 2.25%, payable monthly. The line of credit will be utilized to finance accounts receivable and other working capital needs. As of September 30, 1998 there were advances under the line that totaled $1,061,000. The Company also has a $1,100,000 term note to refinance certain capital leases at more favorable interest rates. The note is payable in 48 monthly installments, bears interest at the rate of 9.02%, and matures on April 30, 2001. The balance on the note at September 30, 1998 was $687,500

During the Nine months ended September 30, 1998 and 1997, the Company's principal uses of cash were to fund fixed asset purchases, pay off long-term debt, changes in staffing requirements and relocation costs and expenses.


Three Months ended  September 1998 vs. 1997

Revenue for the three months ended September 30, 1998 increased 28% or 1,433,347 to $6,601,801 over the same period in 1997. The increase reflects increased demand for all areas of company operations, including the new information technology group.

Cost of Sales increased by $1,580,510 to $5,069,489 for the three months ended September 30, 1998 compared to the same period in 1997. Principal reasons for the increase were due to higher staffing levels as compared to the comparable quarter and start up expenditures for the information technology group.

Selling Expenses increased $114,577 for the three months ended September 30, 1998 as compared to September 30, 1997. Selling Expenses as a percentage of sales was 11% for the three months ended September 30, 1998 and 1997.

Administrative expenses increased 62% or $307,086 to $805,270 resulting mainly from additional support staff and start up expenditures for the information technology group.

Net earnings for the three months ended September 30, 1998 for the Company declined by $505,502, which resulted in a net loss of $336,874 compared to net earnings of $168,628 for the comparable period. Included in net earnings for the three months ended September 30, 1998 is a tax benefit of $38,500 compared to a tax expense of $130,950 for the comparable period. The net loss resulted from increases in cost of sales and administrative expenses.


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


                                 On-Site Sourcing, Inc.
                                 ----------------------


Date: Novenber 14, 1998
                                 By:
                                          /s/ Christopher J. Weiler
                                          -------------------------
                                          President and
                                          Chief Executive Officer


                                 By:
                                          /s/ Alfred Duncan
                                          -----------------------------
                                          Vice President of Finance and
                                          Chief Financial Officer