Form 10KSB
period 1995-12-31
ON SITE SOURCING INC
filed 1999-03-31
CIK 1012141

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1998
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $ 25,965,719.

Aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of February 28, 1999 was approximately $4,680,797 based upon the closing price reported for such date on the Nasdaq SmallCap Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer's shares of common stock as of February 28, 1999 was 4,824,669.

Transitional Small Business Disclosure Format             Yes        No   X
                                                              ---        ---

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS
On-Site Sourcing, Inc. ("On-Site" or the "Company") provides reprographic, document management, imaging, facilities management and information technology services to law firms, corporations, non-profit organizations, accounting firms, financial institutions and other organizations throughout the East Coast of the United States. In order to meet the highly specialized requirements of each client, On-Site offers a variety of customized reprographic and facilities management services. The Company provides reprographic and imaging services 24 hours-per-day, seven days-per-week including copying, binding, labeling, collating and indexing in support of complex document-intensive litigation as well as higher volume production of manuals, brochures and other materials for corporations and non-profit organizations. On-Site also provides on-premises management of customers' support services including mailroom operations, facsimile transmission, records and supply room management and copying services.

The information technology group (the "IT Group") provides a full range of technology services to professional service organizations, including systems design and integration, training and network management services. The IT Group was formed in response to the need of law firms for new client/server applications and connectivity, requiring information technology expertise that is difficult to acquire due the competitive nature of the industry. The competitive law firm has the need for E-mail, integrated billing and document management services and recurring technology upgrades that are being demanded by their clients.

On-Site Sourcing, Inc. was founded in 1992 and currently serves the greater Washington, Baltimore, Philadelphia, New York City and Atlanta metropolitan areas through outsourcing locations in Arlington, Virginia; Baltimore, Maryland; Philadelphia, Pennsylvania; New York, New York; and Atlanta, Georgia. The Arlington, Virginia outsourcing location is one of the largest processing centers in the metropolitan Washington area. Customers include a number of the large law firms, corporations and non-profit entities operating in these cities. The Company was originally incorporated in Virginia in December 1992 and changed its state of incorporation to Delaware in January 1996.

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

           o  BROAD RANGE OF SERVICES On-Site  offers a broad range of services in order to tailor its operations to the highly specialized requirements of each client. In addition to customized reprographic services, On-Site offers litigation support such as binding, labeling, collating and indexing. Facilities management services include copy and mailroom operations, facsimile transmission, records and supply room management, as well as copier repair and consulting services.


         The Company earns a significant portion of its revenue by providing reprographic, imaging and litigation support services to law firms and corporations. This accounts for approximately 79 percent of the Company's revenue. Facilities management accounts for approximately 15 percent of the revenue. Each service, while independent to the client, shares personnel and resources in order to minimize costs and provide high quality services.

         The Company's goal is to expand business in the markets currently serviced as well as in additional markets by taking advantage of opportunities presented by the large number of organizations that still provide their own facilities management and technology services internally.

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

         The Company's information technology group provides a full range of technology services to professional service organizations, including systems design and integration, training and network management services.

         CUSTOMERS. On-Site's customers include law firms, non-profit organizations, corporations, accounting and consulting firms, financial institutions and other organizations throughout the East Coast of the United States. On-Site's customer base is the premium service segment of the market in which speed, accuracy and quality are critical. The Company's clients include many of the largest law firms and business entities in the markets served.

         EMPLOYEES. The Company continuously recruits, trains and offers benefits and other incentives to personnel in order to develop and retain a qualified and reliable staff. Under the Company's training program, all personnel receive training covering the use and maintenance of equipment, interpersonal skills and operating procedures. The Company places a strong emphasis on employee relations and engages in team building, and employee empowerment practices, as well as providing incentives, including a stock option plan, that are specifically designed to encourage and reward employee performance. Additionally, all employees are bonded, sign confidentiality agreements and agree to undergo drug tests. The Company believes these programs result in higher employee productivity and professionalism. As of December 31, 1998, the Company had approximately 450 full-time employees, of which 7 are in executive positions. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be satisfactory.

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

ITEM 2.   DESCRIPTION OF PROPERTIES

         The Company's executive offices and reprographic operations which service the metropolitan Washington, DC area are located in approximately 31,000 square feet of leased space in Arlington, Virginia. The lease is on a month-to-month basis. Rent for the premises is $60,000 per month.

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

         The Company has offices located in approximately 12,000 square feet of leased space in New York, NY. The lease provides for a base annual rent of $93,350 with an annual 3 % increase on November 1 of each subsequent year through November 2005. The lease expiration date is October 31, 2006.

         The Company has offices located in approximately 8,000 square feet of leased space in Baltimore for a base rent of $127,756 with a 3% annual increase each subsequent year. The lease expires on February 14, 2007.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1998, covered by this report, no matters were submitted to a vote of the Company's security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDERS' MATTERS

PRICE RANGE OF COMMON STOCK

         The following table shows the high and low closing bid prices for the Common Stock in the over-the-counter market. The Common Stock, Warrants and Units (comprised of two shares of common stock and one Common Stock Purchase Warrant) of On-Site Sourcing, Inc. are listed on the Nasdaq SmallCap Market and trade under the symbols "ONSS", "ONSSW" and "ONSSU", respectively. The table below represents the quarterly high and low sales prices for each quarter in 1997 and 1998.(1)

         The quotations represent prices between dealers in securities, do not include retail markup, markdowns or commissions and may not necessarily represent the actual transactions.

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
                                                 COMMON STOCK                 WARRANTS                    UNITS
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Quarter Ended:                                HIGH           LOW          HIGH     LOW             HIGH      LOW
                                              ----           ---          ----     ---             ----      ---
--------------------------------------------------------------------------------------------------------------------------
March  31, 1997                              2.625          2.000        0.563        0.313        5.875        4.250
--------------------------------------------------------------------------------------------------------------------------
June 30, 1997                                2.484         1.750         0.375        0.250        5.500        3.500
--------------------------------------------------------------------------------------------------------------------------
September 30, 1997                           3.750         2.125         0.563        0.281        8.125        4.500
--------------------------------------------------------------------------------------------------------------------------
December  31, 1997                           3.750         2.750         0.688        0.313        8.000        5.500
--------------------------------------------------------------------------------------------------------------------------
March  31, 1998                              3.630         2.810         .813         .344         7.875        5.625
--------------------------------------------------------------------------------------------------------------------------
June 30, 1998                                3.130         2.130         .594         .344         6.625         4.50
--------------------------------------------------------------------------------------------------------------------------
September 30, 1998                           2.310         1.060         .438         .156         5.250         2.50
--------------------------------------------------------------------------------------------------------------------------
December 31, 1998                            1.840         1.030         .406         .125         3.750        2.125
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


(1) The Company issued units comprised of two shares of Common Stock and one Common Stock Purchase Warrant in connection with the initial public offering. The Units began trading on the Nasdaq SmallCap Market on July 11, 1996 and the Common Stock and Warrants began trading separately on August 19, 1996 with the Units also continuing to trade.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         As of December 31, 1998, there were 60 holders of record and approximately 1,477 beneficial owners of the Common Stock.

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

RECENT ISSUANCES OF COMMON STOCK

On January 15, 1998 the Company issued 5,000 shares of its Common Stock pursuant to the exercise of employee stock options. On April 1, 1998 the Company issued 17,448 shares of its common stock to four employees pursuant to an employment agreement. The sales of securities described above were made in reliance upon Section 4(2) of the 1933 Act, which provides exemptions for transactions not involving a public offering, and the certificates for the securities bear a legend accordingly

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information in this section should be read in conjunction with the information contained in the financial statements and related notes in "Item 7. Financial Statements."

         This Annual Report on Form 10-K, including the documents Incorporated by reference, contains forward-looking statements within the meaning of Section 21B of the Securities Exchange Act of 1934, as amended. Such statement appear in a number of places in this Annual Report, including, without limitation, under "Item 6. Management's Discussion and Analysis" and information related to the impact of the year 2000. When the Company refers to forward-looking statements or information, sometimes the Company uses words such as "may," "will," "could," "should," "plans," "intends," "expects," "believes" or similar expressions. All subsequent written and oral forward-looking statements attributable to the Company and persons acting on its behalf are qualified by their entirety by the cautionary statements contained in this Annual Report. Actual events or results may differ materially from those discussed in forward-looking statements. The Company undertakes no duty to update any forward-looking statements, or to publicly release the results if it revises any of them. Factors which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to:

[the following are intended as examples only]

         * the loss of any key employees could adversely impact its ability to secure and complete engagements because the Company's business involves the delivery of professional services and is labor-intensive;

         * the availability and terms of additional capital or debt financing to fund future acquisitions and for working capital purposes;

         * significant competition for business opportunities because of the fragmented nature of companies offering similar services and the low barrier on entry;

         *  fluctuations of revenue and operating income between quarters

GENERAL

         The Company began to provide reprographic and facilities management services to the premium service segment of the Philadelphia, PA market in June 1993. The Company has subsequently expanded its geographic market to include Washington, DC, Baltimore, MD, New York, NY and Atlanta, GA. In November 1996, the Company expanded the scope of its reprographic services to include imaging and scanning. In 1998 the Company also formed its information Technology Division to provide a full range of technology services to law firms and other professional service organizations. Revenues from reprographic, imaging services and litigation support account for approximately 79% of total revenues while facilities management accounts for 15% of total revenue as of December 31, 1998.

          The revenue provided by the reprographic and imaging services vary depending on the volume of work orders received, with the months of August and December historically being slow periods. Revenues are collected on a monthly basis for facilities management contracts with payment due on the first of the following month, while reprographic and service revenues are collected on a per job basis.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUES

         The Company's revenues are primarily derived from reprographics, imaging services, litigation support, facilities management and information technology services. Overall revenues increased from $21,138,948 to $25,965,719, an increase of $4,826,771 or 23% from 1997 to 1998. The increase is primarily due to increased volume of work orders fulfilled at the Arlington, VA, Philadelphia, PA, Atlanta, GA, New York, NY and Baltimore MD facilities and revenues from the new information technology group.

COSTS AND EXPENSES

         COST OF SALES. Cost of sales increased by $6,419,830, or 42%, to $21,713,447 in 1998 as compared to $15,293,617 for 1998. As a percentage of revenue, cost of sales increased from 72% in 1997 to 84% in 1998. Operating margins decreased to $4,252,272, a $1,593,059 decrease from 1997. As a percent of revenue, operating margins declined from 28% in 1997 to 16 % in 1998. The decreased operating margins were due primarily to high staffing levels and the start up of the information technology group.

         SELLING AND SHIPPING. Costs of selling and shipping increased $244,085 or 10% in 1998. As a percentage of revenue, selling and shipping decreased from 11% in 1997 to 10% in 1998. Selling expenses are primarily commissions based on sales.

         ADMINISTRATIVE. Administrative costs in 1998 increased $799,724 or 36% over the 1997 period. As a percentage of revenues these costs increased from 11% in 1997 to 12% in 1998. The increase in administrative costs can be attributed to professional fees, increases in staffing and personnel costs, and travel associated with the expansion into new markets during 1998.

EARNINGS (LOSS) FROM OPERATIONS. The Company incurred a loss from operations of $1,419,331 in 1998 as compared to earnings of $1,217,537 in 1997. The loss resulted from lower operating margins and higher expense levels due to high staffing, start up of the information technology group, and costs associated with expansion.

         OTHER INCOME (EXPENSES), PRIMARILY INTEREST. Other expenses increased from $141,938 to $236,574, an increase of $94,636 or 67% due mainly to an increase in the amount of debt carried by the Company in order to meet the Company's working capital and equipment needs. Other income, including interest on short-term treasury obligations and sale of excess supplies increased by $32,596 from $196,656 in 1997 to $229,292 in 1998.

         NET (LOSS) EARNINGS. The Company incurred a net loss of $997,613 in 1998 as compared to net earnings of $721,073 in 1997, and, as a result, the Company has provided for an income tax benefit of $429,000 in 1998 as compared to income tax expense of $551,182 in 1997.

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 1998

         The Company has funded its expansion and growth by utilizing internally generated cash flow, long term financing, and a commercial line of credit. The Company anticipates that the cash flow from operations and credit facilities will be sufficient to meet the Company's expected cash requirements for the next twelve months. There can be no assurances that unforeseen events may not require more working capital than the Company has at its disposal.

         In order to assure additional working capital is available to the Company to fund its growth and expansion, on February 3, 1997, the Company entered into an agreement with a financial institution for a $2,500,000 working capital line of credit. The working capital line of credit is collateralized by the accounts receivable and certain other assets as described in the agreement. The working capital line of credit is subject to certain financial covenants and bears interest at the bank's prime rate of interest or the 30 day LIBOR rate plus 2.25%. The underlying loan has a maturity date of April 30, 1999. At December 31, 1998 net advances totaling $141,345 were made under this agreement.

         On February 27, 1997, the Company signed an agreement with a financial institution to provide $1,100,000 to refinance certain capitalized lease obligations under a 48 month term loan at rates deemed favorable to the Company. The loan was funded in April 1997 and matures in March 2000. Under the terms of the agreement, the loan is collateralized by specific equipment and certain other assets. The term loan is subject to certain financial covenants and bears interest at rates ranging from 8.75% to 9.02%.

         The Company believes its market risk exposure with regard to its financial instruments is limited to changes in interest rates. Based upon the composition of the Company's variable rate debt outstanding at December 31, 1998 which is primarily borrowings under the working capital line of credit, the Company does not believe that a hypothetical increase in the bank's prime rate of interest or the 30 day LIBOR rate would be material to net income.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 issue results from a programming convention in which computer programs use two digits rather than four to define the applicable year. Software, hardware or firmware may recognize a date using "00" as the year 1900, rather than the year 2000. Such an inability of computer programs to recognize a year that begins with "20" could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has established a Year 2000 Program (the "Y2K Program") to address the Year 2000 issue with respect to the following: (i) the Company's information technology and operating systems; (ii) the Company's non-information technology systems (such as buildings, plan, equipment and other infrastructure systems that may contain embedded microcontroller technology); (iii) certain systems of the Company's major vendors and material service providers (insofar as they relate to the Company's business activities with such parties); and (iv) the Company's material clients (insofar as the Year 2000issue relates to the Company's ability to provide services to such clients). The Y2K Program is divided into five major phases: a) Awareness, b) Inventory and Risk Assessment,
c) Repair and Renovation, d) Verification and Validation, and e) Implementation and Monitoring.

The Awareness Phase is intended to ensure the establishment of the program and the awareness of potential risks and Year 2000 issues. The phase, which involves communicating the status and progress of the program within the Company and to third parties, is an on-going activity and will continue as the Company proceeds through the other phases.

The Inventory and Risk Assessment Phase involves the performance of an initial inventory of all hardware, software and infrastructure, as well as material vendors, to identify potential Year 2000 issues and to determine the action required, if any, to mitigate the risk to the Company. The Company is the process of contacting its third party service providers to determine the Year 2000 status of their systems, as well as their plans to bring them into compliance. Material items are those believed by the Company to have significant impact on the business from a customer service, financial or legal perspective. The Company's internal Y2K team is performing this phase. The Company anticipates that this phase will be substantially complete by the end of the second quarter in 1999.

The Repair, Replacement and Replacement and Renovation Phase is intended to ensure that the appropriate items as identified in the final inventory and risk assessment are upgraded to meet Year 2000 compliance criteria. This may include software updates, hardware upgrades, development of new processes, new business practices, training programs, etc. While completion of the various elements of this phase is tied to corresponding elements within the assessment phase, the Company anticipates that material repairs, replacements and renovations will be substantially complete by mid-1999 for systems under the direct control of the Company. No current assessment of the completion dates for material repairs, replacements and renovations not under the Company's direct control, and for which third parties such service providers are responsible, will be available until completion of that portion of the Inventory and Risk Assessment phase.

The Verification and Validation Phase ensures that critical business processes, systems and infrastructure are verified and tested to ensure Year 2000 issues will not cause major disruption in the ongoing operation of the Company business. Verification and testing of those systems under the Company's direct control will be performed by the Company's internal Y2K team with the support of its technicians and certain of the principal suppliers of those systems under its direct control to be substantially complete in the third quarter of 1999.

Finally, during the Implementation and Monitoring Phase, the Year 2000 upgrades will be installed into the Company's operating systems, as necessary. In addition, the monitoring activity will be employed in an effort to ensure that unforseen Year 2000 critical items are appropriately prioritized for correction. While the implementation component of this phase is scheduled to be completed by the end of the third quarter in 1999, the Company's monitoring activities will be on going.

STATE OF READINESS

The Company's progress towards completing risk assessment within the Company is on schedule to be completed in the first quarter 1999, however there is general uncertainty involved in the attempt to evaluate the Year 2000 problem because of the uncertainty of the readiness of this third party suppliers and vendors.

Although the remediation, testing and implementation phases have not yet commenced, the Company anticipates that these phases will proceed along the schedule as contemplated by its Y2K Program.

COSTS

The Company will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. Total costs associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's consolidated results of operations and financial position in any given year.

RISKS

In a reasonably likely worst case scenario, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations, including operations that are essential to the provision of the Company's services. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in major part from the present state of the Company's knowledge concerning the Year 2000 readiness of third-parties such as its service providers, the Company is unable to determine at this time whether the consequences of Year 2000 of failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K Program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material partners. The Company believes that, with the completion of the Y2K Program as schedules, the potential of significant interruptions of normal operations should be reduced.




CONTINGENCY PLANS

After reviewing information gathered in the Inventory and Risk Assessment Phase, and to prepare for the possibility that certain information systems or third party partners and vendors will not be Year 2000 compliant, the Company intends to develop contingency plans, as appropriate. These plans may include the establishment of teams to monitor and correct disruptions, utilization of back-up processes including data back up and storage, and the development of manual "work-around" solutions.

ITEM 7.   FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS
                                                                   PAGE

INDEPENDENT AUDITORS' REPORT                                        F-2

FINANCIAL STATEMENTS

         BALANCE SHEETS                                             F-3

         STATEMENTS OF OPERATIONS                                   F-4

         STATEMENTS OF STOCKHOLDERS' EQUITY                         F-5

         STATEMENTS OF CASH FLOWS                                   F-6

         NOTES TO FINANCIAL STATEMENTS                              F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
On-Site Sourcing, Inc.

         We have audited the accompanying balance sheets of On-Site Sourcing, Inc., as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of On-Site Sourcing, Inc., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




/S/ REZNICK FEDDER & SILVERMAN, P.C.
------------------------------------

Bethesda, Maryland
February 12, 1999

                             ON-SITE SOURCING, INC.

                                 BALANCE SHEETS

                                  December 31,



                                   ASSETS
                                                                                           1998                       1997
                                                                                -------------------------    ----------------------

CURRENT ASSETS                                                                  $                       -    $           1,490,702
Cash and cash equivalents                                                                       5,922,027                5,921,063
Accounts receivable, net                                                                          449,366                  417,693
Prepaid supplies                                                                                  136,758                  216,747
                                                                                -------------------------    ----------------------
Prepaid expenses

Total current assets                                                                            6,508,151                8,046,205

Property and equipment, net                                                                     4,367,996                4,069,097
Note receivable - officer                                                                               -                   25,000
Other assets                                                                                       75,062                   98,781
                                                                                $              10,951,209    $          12,239,083
                                                                                -------------------------    ----------------------
                                                                                -------------------------    ----------------------



                    LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
 Accounts payable - trade                                                       $               2,018,248    $           1,992,580
 Accrued and other liabilities                                                                    694,334                  924,487
 Line of credit                                                                                   141,345                        -
 Current portion of long-term debt                                                                472,824                  411,894
 Provision for income taxes, current                                                                    -                  139,798
                                                                                -------------------------    ----------------------
                                                                                                3,326,751                3,468,759
Long-term debt, net of current portion                                                          1,169,454                1,094,444
Deferred rent                                                                                     121,911                   96,509
Provision for income taxes, net of current portion                                                      -                  419,395
Deferred taxes                                                                                    197,182                   66,989
                                                                                -------------------------    ----------------------
                                                                                                4,815,298                5,146,096
                                                                                -------------------------    ----------------------
Commitments and contingencies                                                                           -                        -

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 20,000,000 shares
  authorized; 4,824,669 and 4,802,221 shares issued and outstanding                                48,247                   48,022
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized, no shares issued and outstanding                                                          -                        -
 Subscription receivable                                                                          (50,400)                 (50,400)
 Additional paid-in capital                                                                     6,432,691                6,367,379
 Treasury stock (5,000 shares of common stock at cost)                                            (25,000)                       -
 Accumulated earnings (deficit)                                                                  (269,627)                 727,986
                                                                                -------------------------    ----------------------
                                                                                                6,135,911                7,092,987
                                                                                -------------------------    ----------------------
                                                                                $              10,951,209  $            12,239,083
                                                                                -------------------------    ----------------------
                                                                                -------------------------    ----------------------

                             ON-SITE SOURCING, INC.

                            STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                                              1998                    1997
                                                                       --------------------    --------------------

Revenue                                                                $        25,965,719     $        21,138,948

Costs and expenses
Cost of sales                                                                   21,713,447              15,293,617
                                                                       --------------------    --------------------

                                                                                 4,252,272               5,845,331
                                                                       --------------------    --------------------

Selling and shipping                                                             2,645,776               2,401,691
Administrative                                                                   3,025,827               2,226,103
                                                                       --------------------    --------------------

                                                                                 5,671,603               4,627,794
                                                                       --------------------    --------------------

Earnings (loss) from operations                                                 (1,419,331)              1,217,537
                                                                       --------------------    --------------------

Other income (expense)
Other income                                                                       229,292                 196,656
Other expense, primarily interest                                                 (236,574)               (141,938)
                                                                       --------------------    --------------------

                                                                                    (7,282)                 54,718
                                                                       --------------------    --------------------

Earnings (loss) before income taxes                                             (1,426,613)              1,272,255
Income tax expense (benefit)                                                      (429,000)                551,182
                                                                       --------------------    --------------------

Net Earnings (loss)                                                  $            (997,613)  $             721,073
                                                                       --------------------    --------------------
                                                                       --------------------    --------------------

Basic earnings (loss) per common share                               $               (0.21)  $                0.15
Diluted earnings (loss) per share                                    $               (0.21)  $                0.15

                             ON-SITE SOURCING, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1998 and 1997



                                                                Common              Additional           Subscriptions
                                            Common shares        stock            paid-in capital          Receivable
                                         ----------------    ---------------    ------------------    --------------------
Balance at
December 31, 1996                        $     4,794,021     $       47,940      $      6,351,911     $           (50,400)

Sale of common stock                               8,200                 82                15,468                       -

Net earnings                                           -                  -                     -                       -
                                         ----------------    ---------------    ------------------    --------------------

Balance at
December 31, 1997                              4,802,721             48,022             6,367,379                 (50,400)

Sale of common stock                              22,448                225                65,312                       -

Common stock reacquired                                -                  -                     -                       -

Net loss                                               -                  -                     -                       -
                                         ----------------    ---------------    ------------------    --------------------

Balance at
December 31, 1998                        $     4,824,669     $        48,247   $         6,432,691  $              (50,400)
                                         ----------------    ---------------    ------------------    --------------------
                                         ----------------    ---------------    ------------------    --------------------





                                      Treasury             Retained
                                        Stock             (deficit)
                                       (Common)             earning               Total
                                ------------------    -----------------    ------------------
Balance at
December 31, 1996               $               -     $          6,913     $       6,356,364

Sale of common stock                            -                    -                15,550

Net earnings                                    -              721,073               721,073
                                ------------------    -----------------    ------------------

Balance at
December 31, 1997                               -              727,986             7,092,987

Sale of common stock                            -                    -                65,537

Common stock reacquired                   (25,000)                   -               (25,000)

Net loss                                        -             (997,613)             (997,613)
                                ------------------    -----------------    ------------------

Balance at
December 31, 1998              $           (25,000)  $         (269,627)  $         6,135,911
                                ------------------    -----------------    ------------------
                                ------------------    -----------------    ------------------

                             ON-SITE SOURCING, INC.

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                                                      1998                 1997
                                                                                -----------------    -----------------
Cash flows from operating activities
 Net earnings (loss)                                                            $       (997,613)    $        721,073
                                                                                -----------------    -----------------

Adjustments to reconcile net earnings
to net cash used in operating activities
  Depreciation                                                                         1,037,175              769,918
  (Gain) loss on disposition of equipment                                                (29,524)               8,460
  Changes in assets and liabilities
  Decrease (increase) in accounts receivable, net                                         64,036           (3,240,315)
  Increase in prepaid supplies                                                           (31,673)            (228,923)
  Decrease (increase) in prepaid expenses                                                 79,989             (130,780)
  Decrease (increase) in other assets                                                     23,719              (62,874)
  Increase in accounts payable - trade                                                    25,668            1,468,812
  (Decrease) increase in accrued  and other liabilities                                 (230,153)             635,288
  Increase (decrease) in deferred rent                                                    25,402               20,380
  (Decrease) increase in provision for income taxes                                     (559,193)             559,193
  Increase (decrease) in deferred taxes                                                  130,193               (8,011)
                                                                                -----------------    -----------------

    Total adjustments                                                                    535,639             (208,852)
                                                                                -----------------    -----------------

    Net cash provided by (used in) operating activities                                 (461,974)             512,221
                                                                                -----------------    -----------------

Cash flows from investing activities
 Capital expenditures                                                                 (1,090,034)          (1,265,293)
 Proceeds from disposition of equipment                                                    9,501                    -
                                                                                -----------------    -----------------

    Net cash used in investing activities                                             (1,080,533)          (1,265,293)
                                                                                -----------------    -----------------

Cash flows from financing activities
Proceeds from sale of common stock and exercise of warrants                               65,537               15,550
Proceeds of long-term debt agreements                                                    316,000              361,643
Net borrowings short term debt agreement                                                 141,345                    -
Payments under long-term debt agreements                                                (471,077)             (28,141)
                                                                                -----------------    -----------------

Net cash provided by financing activities                                                 51,805              349,052
                                                                                -----------------    -----------------

NET DECREASE IN CASH                                                                  (1,490,702)            (404,020)
AND CASH EQUIVALENTS

Cash and cash equivalents, beginning                                                   1,490,702            1,894,722
                                                                                -----------------    -----------------
Cash and cash equivalents, end                                                $                -     $      1,490,702
                                                                                -----------------    -----------------
                                                                                -----------------    -----------------

                             ON-SITE SOURCING, INC.

                            Years ended December 31,






                                                                                      1998                1997
                                                                                ----------------     -----------------
Supplemental disclosure of cash flow activities

Interest paid                                                                 $          194,585    $         133,470
                                                                                ----------------     -----------------
                                                                                ----------------     -----------------

Income taxes paid                                                             $                -   $                -
                                                                                ----------------     -----------------
                                                                                ----------------     -----------------

Non cash investing and financing activities:

Fixed assets acquired under capital lease obligations                         $          269,508   $                -
                                                                                ----------------     -----------------
                                                                                ----------------     -----------------

Refinancing of capital lease obligations under an equipment note              $                -   $         1,100,000
                                                                                ----------------     -----------------
                                                                                ----------------     -----------------

Fixed assets acquired through long-term debt                                  $           21,509   $                -
                                                                                ----------------     -----------------
                                                                                ----------------     -----------------

Purchase of treasury stock offset against note receivable                     $           25,000   $                -
                                                                                ----------------     -----------------
                                                                                ----------------     -----------------

Proceeds from sale of equipment included in accounts receivable               $           65,000   $                -
                                                                                ----------------     -----------------
                                                                                ----------------     -----------------

                             ON-SITE SOURCING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

1.       ORGANIZATION

         NATURE OF BUSINESS

         On-Site Sourcing, Inc. (the "Company") was incorporated in the Commonwealth of Virginia on December 1992 and changed its state incorporation to Delaware in January 1996. The Company performs various services, including facilities management, litigation copying, and related services at customer and company locations, and the purchase, and the purchase, refurbishment, lease, sale and servicing of copy machines. The facilities management and litigation copying services are performed in the metropolitan areas of Philadelphia, Pennsylvania; Washington, D.C.; Atlanta, Georgia; and New York, New York.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management estimates include the allowance for doubtful accounts on accounts receivable. Actual results could differ from those estimates. Significant estimates are made when accounting for the allowance for uncollectible accounts in connection with accounts receivable.

         RECLASSIFICATIONS

         Certain accounts in 1997 financial statements have been reclassified to conform with the December 31, 1998 presentation.

         REVENUE RECOGNITION

         Revenue from reprographic services is recognized on a per copy basis upon completion of the services. Facilities management revenue is recognized based on monthly fixed fees and, in certain cases, on a variable per copy fee basis, as defined in facilities management agreements.

         SEGMENT DISCLOSURES

         Effective for the year ended December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

         INCOME TAXES

         Deferred taxes are recognized based on the estimated future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Income tax expense (benefit) represents the current tax provision for the period and the change during the period in deferred and current tax assets and liabilities. Deferred taxes for temporary differences relate to depreciation, deferred rent and net operating loss carryforwards.

                             ON-SITE SOURCING, INC.

                           December 31, 1998 and 1997

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         DEPRECIATION AND AMORTIZATION

         Property and equipment are stated at cost. Depreciation on property and equipment is computed on a straight-line basis over the estimated useful lives of the assets ranging from two to ten years for financial reporting purposes. Accelerated methods are used for tax purposes.

         EARNINGS PER (LOSS) COMMON SHARE

         Basic earnings (loss) per share excludes dilution and is calculated using the average number of shares outstanding. Diluted earnings (loss) per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.


                                                                                Year ended December 31,
                                                                               1998                 1997
                                                                       ------------------   -------------------

   Net earnings (loss) available for common shareholders (A)           $        (997,613)   $         721,073
                                                                       ------------------   -------------------

   Average Outstanding:

    Common stock (B)                                                           4,818,220            4,794,705
    Employee stock options
                                                                                       -              152,498
                                                                       ------------------   -------------------
   Common stock and common stock equivalents (C)
                                                                               4,818,220            4,947,203
                                                                       ------------------   -------------------

    Earnings (loss) per share:
    Basic (A/B)                                                        $           (0.21)   $            0.15
                                                                       ------------------   -------------------
   Diluted (A/C)                                                       $           (0.21)   $            0.15
                                                                       ------------------   -------------------


         Unexercised employee stock options to purchase 1,675,360 and 814,257 shares of the Company's common stock as of December 31, 1998 and 1997, respectively, were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during the respective period. In addition, since the Company had a net loss for the year ended December 31, 1998, no potential common shares to be issued are included in the computation of the diluted per share amount as they would be antidilutive. Accordingly, for the year ended December 31, 1998 common stock equivalents totaling 130,285 are not included in the weighted average shares of common stock outstanding.

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

                             ON-SITE SOURCING, INC.

                           December 31, 1998 and 1997

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever of changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amounts of net assets. Impairment, if any, is measured at fair value.

         CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of trade accounts receivable and cash. The Company places its cash with credit worthy, high quality financial institutions. Credit risk with respect to trade receivables is also limited because the Company deals with a large number of customers in a wide geographic area. At December 31, 1998, two such customers accounted for approximately 25% of trade accounts receivable.

     3.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

         ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following at December 31,:


                                                                              1998                           1997
                                                                    -------------------------       ------------------------

Trade receivables                                                 $                6,306,209      $               6,341,063
Other receivables                                                                    220,151                              -
Allowance for uncollectible accounts                                               (604,333)                      (420,000)
                                                                    -------------------------       ------------------------

                                                                  $                5,922,027      $               5,921,063
                                                                    -------------------------       ------------------------
                                                                    -------------------------       ------------------------

                             ON-SITE SOURCING, INC.

                           December 31, 1998 and 1997

3.       COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS (CONTINUED)

        OTHER ASSETS

        Other assets consist of the following at December 31:

                                                                                   1998                     1997
                                                                             ------------------   --------------------------
    Deposits                                                               $            47,389    $                  30,240

    Employee advances                                                                   27,673                       25,208

    Acquisition of facilities management contracts,
    net of accumulated amortization of $8,667                                                -                       43,333
                                                                             ------------------   --------------------------

                                                                           $            75,062    $                  98,781

                                                                             ------------------   --------------------------
                                                                             ------------------   --------------------------



        PROPERTY AND EQUIPMENT

        Property and equipment consist of the following at December 31,:


                                                                                   1998                 1997
                                                                             ------------------   -----------------

    Copiers                                                                $         3,560,647   $       3,391,926
    Computers, equipment and other                                                   2,683,792           1,580,340
    Vehicles                                                                           332,551             282,106
                                                                             ------------------   -----------------

                                                                                     6,576,990           5,254,372
    Accumulated depreciation                                                        (2,208,995)         (1,185,275)
                                                                             ------------------   -----------------

                                                                           $        4,367,995    $      4,069,097
                                                                             ------------------   -----------------
                                                                             ------------------   -----------------



         Depreciation expense charged to operations was $1,037,175 and $761,251 for the years ended 1998 and 1997, respectively.

                             ON-SITE SOURCING, INC.

                           December 31, 1998 and 1997

3.       COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS (CONTINUED)

         ACCRUED AND OTHER LIABILITIES

         Accrued and other liabilities consist of the following at December 31,:


                                                                              1998                 1997
                                                                        -----------------    -----------------
    Accrued salaries, commissions, taxes and
     fringe benefits                                                  $          484,732    $         831,197
    Accrued sales tax payable                                                    109,581               72,496
    Other accrued liabilities                                                    100,021               20,794
                                                                        -----------------    -----------------

                                                                      $          694,334    $         924,487
                                                                        -----------------    -----------------
                                                                        -----------------    -----------------



4.      SEGMENT INFORMATION

        The Company's reportable segments are strategic business units that offer different products and services. The Company has two reportable segments: reprographics and facilities management services. Reprographic services include copying, binding, labeling, collating and indexing materials. Facilities management services include on-premises management of the customer's support services including mailroom operations, facsimile transmission, records and supply room management and copying services. Other operating segments include information technology and imaging services.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies (note 2). The Company evaluates performance based on profit and loss from operations before income taxes and does not review information regarding the allocation of assets to each segment. In addition, corporate administrative costs are not allocated to each segment. There are no intersegment sales or transfers.

         Revenue and profit by reportable segment for the years ended December 31, 1998 and 1997 is as follows:



                                                 Reprographic services          Facilities management services
                                            ----------------------------       ---------------------------------
                                                1998              1997              1998              1997
                                            ------------    ------------       -----------       ---------------

    Revenue                                 $ 20,447,165    $ 18,111,040       $ 4,002,208       $ 2,635,202
    Segment profit                             1,264,860       2,073,828           459,702           635,426

                             ON-SITE SOURCING, INC.

                           December 31, 1998 and 1997

4.       SEGMENT INFORMATION (CONTINUED)

         A reconciliation of segment revenue and profit to total revenue and earnings (loss) from operations is as follows:


                                                                                1998                 1997
                                                                          -----------------    -----------------
    REVENUE
     Total revenue for reportable segments                              $       24,449,373   $       20,746,242
     Other revenue                                                               1,516,346              392,706
                                                                          -----------------    -----------------

    Total revenue                                                       $       25,965,719   $       21,138,948
                                                                          -----------------    -----------------
                                                                          -----------------    -----------------

    PROFIT OR LOSS
     Total profit for reportable segments                                $       1,724,562   $        2,709,254
     Other profit (loss)                                                        (3,143,893)          (1,491,717)
                                                                          -----------------    -----------------
    Income (loss) before interest and income taxes                      $       (1,419,331)  $        1,217,537
                                                                          -----------------    -----------------
                                                                          -----------------    -----------------



5.      LINE OF CREDIT

        In February 1997, the Company entered into a working capital line of credit agreement with a financial institution for $2,500,000, which expires April 30, 1999. The working capital line of credit is collateralized by accounts receivable and certain equipment as described in the agreement. The working capital line of credit is subject to certain financial covenants, including minimum tangible net worth requirements. The line of credit bears interest at the bank's prime rate or the 30-day LIBOR rate plus 2.25% (7.29% at December 31, 1998). As of December 31, 1998 and 1997 there were $141,345 and $-0- advances made under this agreement, respectively.

        ON-SITE SOURCING, INC.

                           December 31, 1998 and 1997

6.      LONG-TERM DEBT

        Long term debt is as follows:

                                                                                       1998                 1997
                                                                                 -----------------    -----------------
     Equipment note of $1,100,000 at 9.02% collateralized by certain assets of the Company payable in equal monthly installments of $22,916 plus
     interest, maturing in March 2000.                                           $        618,750   $          893,750

     Equipment note at 8.75%, collateralized by the equipment, payable in equal aggregate monthly installments of $5,594 plus interest, maturing in
     December 2000.                                                                       203,919              268,500

     Vehicle notes at 5.0%, collateralized by the vehicles, payable in equal aggregate monthly installments of principal and interest of approximately
     $983, maturing in October 2001.                                                       31,954               41,882

     Vehicle notes at 9.7%, collateralized by the vehicles, payable in equal aggregate monthly installments of principal and interest of approximately
     $1,272, maturing in August 2000.                                                      35,752               46,955

     Equipment note at 8.75% collateralized by the equipment, payable in equal aggregate monthly installments of principal and interest of approximately
     $7,380, maturing in July 2002.                                                       282,235                    -

     Vehicle note at 6.88%, collateralized by the vehicle, payable in equal aggregate monthly installments of principal and interest of approximately
     $425, maturing in November 2003.                                                      21,208                    -

     Capital leases obligations (see note 7)                                              448,460              255,251
                                                                                 -----------------    -----------------


                                                                                        1,642,278            1,506,338
     Less current maturities included in current
     liabilities                                                                         (472,824)            (411,894)
                                                                                 -----------------    -----------------

                                                                                 $      1,169,454     $      1,094,444
                                                                                 -----------------    -----------------
                                                                                 -----------------    -----------------

                             ON-SITE SOURCING, INC.

                           December 31, 1998 and 1997

6.      LONG-TERM DEBT (CONTINUED)

        Aggregate maturities for long-term debt are as follows:


             Year ending December 31, 1999            $          472,824
                                      2000                       565,138
                                      2001                       365,063
                                      2002                       165,805
                                Thereafter                        73,448
                                                        -----------------

                                                      $        1,642,278
                                                        -----------------
                                                        -----------------



7.      LEASES

        The Company leases its office facilities, copiers and office equipment under various operating and capital leases. Lease terms range from one to approximately six years.

        Minimum annual rental and lease commitments for leases with a remaining term of one year or more at December 31, 1998, are as follows:


    Year ending December 31,                                                  Capital leases        Operating
                                                                                                     lease
    --------------------------------------------------------------------   -----------------    -----------------

    1999                                                                   $        152,609     $        772,167

    2000                                                                            152,540              696,480

    2001                                                                            143,250              504,819

    2002                                                                             81,996              386,200

    2003                                                                             23,906              246,364

    Thereafter                                                                            -              832,289
                                                                           -----------------    -----------------

    Total minimum lease payments                                                    554,301     $      3,438,319

                                                                                                -----------------
                                                                                                -----------------

    Less: interest                                                                  105,841
                                                                           -----------------

    Present value of net minimum lease payments                          $
                                                                                    448,460
                                                                           -----------------
                                                                           -----------------



        Fixed assets recorded under capital leases as of December 31, 1998 and 1997, total approximately $659,000 and $390,000, respectively, representing reprographic machines, and computer equipment. Interest expense on the outstanding obligations under capital leases was approximately $15,400, and $30,000 for the years ended December 31, 1998 and 1997, respectively.

        Rent expense was $1,488,294 and $979,000 for the years ended December 31, 1998 and 1997, respectively.

        ON-SITE SOURCING, INC.

                           December 31, 1998 and 1997

8.      RELATED PARTY TRANSACTIONS

        TRANSACTIONS WITH AN OFFICER/SHAREHOLDER

        During the years ended December 31, 1998 and 1997, the Company recorded the following transactions with a shareholder and former officers.

         o During 1998 and 1997, the Company billed a shareholder and former officer approximately $16,500 and $22,000, respectively, for reprographic services.

         o During 1998 and 1997, the Company incurred approximately $40,000 and $74,000, respectively, for legal services rendered by a shareholder and former officer. Included in the amounts payable as of December 31, 1997, is approximately $13,000 in legal fees due to the officer/shareholder.

         o During 1996, the Company entered into a note agreement with a former officer/shareholder in the amount of $25,000. The loan bore interest at the prime rate of interest at the date of the loan (8.25%). All unpaid principal and accrued interest was repayable in September 1998. In November 1998, the Company repurchased shares of common stock in satisfaction for the note receivable.

         o During 1997, the Company recorded revenue of approximately $275,000 for services provided to a former shareholder under a facilities management agreement. Included in accounts receivable as of December 31, 1997 is approximately $65,000 from the former shareholder.

9.      COMMITMENTS AND CONTINGENCIES

        EMPLOYMENT AGREEMENTS

        The Company has entered into employment agreements with its officers and certain employees. The agreements provide for base salaries, contingent incentive compensation based on achievement of certain sales and other goals, noncompete and nondisclosure restrictions and, in certain cases, stock options which vest over a period of time.
        The agreements are terminable at the discretion of the Company.

        LETTER OF CREDIT

        The Company has an undrawn bank letter of credit, in the approximate amount of $30,000, in connection with an operating lease. The letter of credit expires October 31, 1999.

10.     INCENTIVE STOCK OPTION PLAN

        The Company adopted an incentive stock option plan, for 1998, 1997, 1996 and 1995 under which a pool of 700,000, 500,000, 242,000 and 510,000 shares, respectively, has been reserved. The plan is administered and terms of option grants are established by the Board of Directors. Under the terms of the plan, options may be granted to the Company's employees to purchase shares of common stock. Options become exercisable ratably over a vesting period as determined by the Board of Directors, and expire over terms not exceeding 10 years from the date of grant, three months after termination of employment, or one year after the death or permanent disability of the employee. The Board of Directors determine the option price (not less than fair market value) at the date of grant.

                             ON-SITE SOURCING, INC.

                           December 31, 1998 and 1997

10.     INCENTIVE STOCK OPTION PLAN (CONTINUED)

        The Company applied APB Opinion No. 25 and related Interpretations in accounting for its plans. Had compensation cost been determined in accordance with FASB Statement No. 123, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below.


                                                                                          Year ended
                                                                           ----------------------------------------
                                                                                   1998                 1997
                                                                           -------------------    -----------------
    Net income (loss):
     As reported                                                           $      (997,613)        $     721,073
     Pro forma                                                                  (1,225,712)              626,288

    Net income (loss) per common share - Basic:
     As reported                                                                     (0.21)                 0.15
     Pro forma                                                                       (0.25)                 0.13

    Net income (loss) per common share - Diluted:
     As reported                                                                     (0.21)                 0.15
     Pro forma                                                                       (0.25)                 0.13

        All options granted during the year ended December 31, 1998 and 1997 were issued pursuant to the incentive stock option plans. The fair value of each option grant under the plan is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions for 1998 and 1997, respectively, were used: expected dividend yields of 0.0% and 0.0%, expected volatility rates of 48% and 44.5%, risk-free rates of 5.5% and 5.4% and expected lives of 1 to 4 years.

        At December 31, 1998 and 1997, the Company had outstanding options to sell 434,937 and 126,000, respectively, shares of common stock to officers and directors at exercise prices ranging from $1.11 to $3 per share. The options expire through 2001.

        During 1998 and 1997, the Company granted options for 1,182,225 and 383,509 shares of common stock, respectively, at exercise prices ranging from $2.12 to $3.25 per share, respectively. The grant price per share was equal or greater than the market price at the date of grant. During 1997, options for 144,000 of common stock expired and 5,000 were exercised. As of December 31, 1997, options for 193,000 of the shares are vested and outstanding. As of December 31, 1998, options for 781,885 of the shares are vested with the remainder scheduled to vest through October 2002. The options expire through October 2006.

        ON-SITE SOURCING, INC.

                           December 31, 1998 and 1997

10.     INCENTIVE STOCK OPTION PLAN (CONTINUED)

        The following depicts activity in the plan for two years ended December 31, 1998:


                                                         Options outstanding
                                                   -------------------------------------
                                                                          Per share
                                                     Shares            exercise prices
                                                   -------------     -------------------
    Outstanding, January 1, 1997                         755,000     $      1.10-3.25
     Options granted                                     383,509            2.12-3.25
     Options exercised                                    (5,000)                1.10
     Options expired                                    (166,754)           2.12-3.25
                                                   -------------     -------------------

    Outstanding, December 31, 1997                       966,755            1.10-3.25
     Options granted                                   1,182,225            1.13-3.44
     Options exercised                                    (5,000)                1.11
     Options expired                                    (468,620)           2.13-3.00
                                                   -------------     -------------------
    Outstanding, December 31, 1998                     1,675,360     $      1.10-3.00
                                                   -------------     -------------------
                                                   -------------     -------------------


11.     INCOME TAXES

        The amounts and sources of the provision for deferred income tax expense (benefit) were as follows for the year ended December 31,:


                                             1998                 1997
                                       ------------------   -----------------
  Current
   Federal                           $         (447,424)    $        447,401
   State                                       (111,769)             111,792
                                       ------------------   -----------------
                                               (559,193)             559,193
  Deferred
   Federal                                      103,731              (10,681)
   State                                         26,462                2,670
                                       ------------------   -----------------
                                     $         (429,000)    $        551,182
                                       ------------------   -----------------
                                       ------------------   -----------------

                             ON-SITE SOURCING, INC.

                           December 31, 1998 and 1997




11.     INCOME TAXES (CONTINUED)

        Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes. Components of the Company's deferred tax liability (benefit) are as follows:

                                                                                  1998                1997
                                                                            -----------------   ------------------

    Excess of tax over financial accounting depreciation                    $       365,477      $        75,334
    Loss carryforwards                                                             (138,315)                   -
    Other                                                                           (29,980)              (8,345)
                                                                            -----------------   ------------------
    Deferred tax liability                                                  $       197,182      $        66,989
                                                                            -----------------   ------------------
                                                                            -----------------   ------------------



        Beginning in 1998, the Company is required to report on the accrual basis for federal and state income tax purposes. In accordance with Internal Revenue Service Code, the amount of income tax due resulting from the conversion from cash to accrual is payable during 1998. The income tax payable was offset by current year losses and net operating loss carryforwards. At December 31, 1998, the Company had approximately $337,000 of operating loss carryforwards which expire in 2013.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

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

        NAME                   AGE                              POSITION
-------------------------     ------          ----------------------------------------------------
Christopher J. Weiler          36          President, Chief Executive Officer and Chairman of
                                           the Board
Allen C. Outlaw                33          Vice President-Marketing and Director
Anthony A. Kopsidas            28          Vice President-Operations and Director
Alfred Duncan                  54          Vice President-Finance and Chief Financial Officer
Edward Hook                    44          Vice President-Reprographics
Charles B. Millar              38          Director
Jorge R. Forgues               43          Director


     CHRISTOPHER J. WEILER founded the Company with in December 1992 and has been President, Chief Executive Officer and a director of the Company since that time. Mr. Weiler graduated from the United States Naval Academy in 1985 and served in the United States Navy as a surface warfare officer and as a Navy Senate Liaison Officer on Capitol Hill, Washington, D.C. before joining Pitney Bowes Management Services in 1991. During 1998, Mr. Weiler was elected as Chairman of the Board.

     ALFRED DUNCAN joined the Company as Executive Vice President and Chief
     Financial Officer in July 1998. From June 1997 until July 1998, Mr Duncan served as Vice President and Chief Financial Officer of Meadowlanders,
     Inc., owners of the New Jersey Devils, a National Hockey League team. From
     1992 until June 1997, Mr Duncan was an independent management consultant to the computer, software and consumer electronics industries. Mr. Duncan holds a BSCE from Duke University and an MBA from Harvard University.

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





     EDWARD HOOK joined the Company as Executive Vice President, Reprographics
     Services in July 1998, having served the Company as a consultant since
     April 1998. From February 1997 until April 1998, Mr. Hook served as an independent consultant for ASE Associates, involving strategic planning and corporate development. From 1984 to February 1997, Mr. Hook served as
     Senior Vice President of Shields Business Solutions, a Company engaged in the sales and service of office products to the financial and legal industries.

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

     Messrs. Charles Millar and Jorge Forgues are the members of the Audit
     Committee of the Board of Directors. Messrs. Christopher Weiler, Charles
     Millar and Jorge Forgues are the members of the Compensation Committee of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the best of the Company's knowledge, in 1998, all Officers, Directors and 10% shareholders have filed, on a timely basis, all forms required by
     Section 16(a) of the Exchange Act of 1934, with the exception that three outside directors did not timely file Form 4 reporting grants of stock options in September 1997. Such reports have subsequently been filed.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the compensation of the Company's Chief Executive Officer and the other most highly compensated executive officers (collectively, the "Named Executive
     Officers") whose annual compensation (salary and bonus) for services rendered in all capacities to the Company exceeded $100,000 for the years ended December 31, 1998 and 1997.






--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
                                  Annual Compensation                                            Long Term Compensation
--------------------------------------------------------------------------------------------------------------------------------
                                                                           Other                                 All
                                                                           Annual                             Other
Name and Principal                                                       Compensation        Options/      Compensation
Position                                        Salary          Bonus          $               SAR's            $
                                   Year           $              $                            Shares
--------------------------------------------------------------------------------------------------------------------------------
Christopher Weiler               1998           125,145          -              -               4,225               -
President and CEO                1997           118,917       20,000            -                -                  -
--------------------------------------------------------------------------------------------------------------------------------
Lance Waagner                    1998           148,754          -              -              77,500               -
Vice President, Information      1997              -             -              -                -                  -
Technology
--------------------------------------------------------------------------------------------------------------------------------
Allen Outlaw                     1998           299,708                         -             107,800               -
Vice President, Marketing        1997            99,028          -              -                -                  -
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------


DIRECTOR COMPENSATION

     Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. For 1997, three outside directors each received options to purchase 20,000 shares of Common Stock vesting over a period of three years in equal portions at the end of each quarter. The options were granted at the market price at the time of grant. For 1998, three outside directors each received options to purchase 40,000 shares of Common Stock vesting over a period of three years in equal portions at the end of each quarter. The options were granted at the market price at the time of grant.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table enumerates, as of February 28, 1999, the name and ownership, both by numerical holding and percentage interest, of the Company's common stock by (1) each person or group, known to the Company, who beneficially owns more than 5 percent of the Company's outstanding common stock; (2) the Directors and Executive Officers of the Company, individually, and (3) the Directors and Executive Officers as a group.

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


                                                               # OF SHARES                   APPROXIMATE % OF
    NAME                                                     BENEFICIALLY OWNED          BENEFICIAL OWNERSHIP (1)
    ----                                                     ------------------          ------------------------
    The Estate of John S. Stoppelman (2)                            639,583                          11.4%
    10900 Equestrian Court
    Reston, VA 20190

    Denis A. Seynhaeve (1.A)                                        537,000                           9.6%
    220 Wardour Drive
    Annapolis, MD 21401

    Christopher J. Weiler (3)                                       364,225                           6.5%
    c/o the Company

    Allen C. Outlaw (4)                                             231,467                           4.1%
    c/o the Company

    Anthony A. Kopsidas (5)                                         129,412                           2.3%
    c/o the Company

    Alfred Duncan  (6)                                               44,225                              *
    c/o the Company

    Lance Waagner (7)                                                33,725                              *
    c/o the Company

    Jorge R. Forgues (8)                                             45,516                              *
    500 Huntmar Park Drive
    Herndon, VA 20170

    Charles B. Millar (9)                                            49,016                              *
    1101 Vermont Ave., N.W.
    Washington, D.C. 20005

    Edward Hook  (10)                                                35,369                              *
    c/o the Company


    All Officers and Directors as a group                         2,109,537                          37.6%

-----------
 *       Less than 1%

(1) Based on 4,824,669 shares of Common Stock outstanding as of December 31, 1998 and 780,732 shares of vested excercisable options.

(1.A)    Includes 88,000 shares purchased between March 1 and March 4, 1999

(2) Includes 9,583 shares subject to options that are exercisable currently or exercisable within 60 days.

(3) Includes 4,225 shares subject to options that are exercisable currently or exercisable within 60 days.

(4) 162,000 shares are held by escrow agent pursuant to the Promissory Note and Escrow Agreement. See "Interest of Management and others in Certain Transactions - Loans and Guarantees". Includes 24,467 shares subject to options that are exercisable currently or exercisable within 60 days.

(5) Includes 129,412 shares subject to options that are exercisable currently or exercisable within 60 days.

(6) Includes 44,225 shares subject to options that are exercisable currently or exercisable within 60 days.

(7) Includes 25,000 shares subject to options that are exercisable currently or exercisable within 60 days.

(8) Includes 45,516 shares subject to options that are exercisable currently or exercisable within 60 days.

(9) Includes 45,516 shares subject to options that are exercisable currently or exercisable within 60 days.

(10) Includes 16,269 shares subject to options that are exercisable currently or exercisable within 60 days.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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

     During 1998, the Company granted options to purchase 40,000 shares of the Company's common stock at $3.00 per share to each of the Company's three outside directors. The options vest in equal quarterly installments over a period of one year. At the date of the grant, these options were granted on terms no less favorable to the Company than those available to unaffiliated parties purchasing Shares of the Company's common stock.

LOANS AND GUARANTEES

     The President of the Company, his wife, and a former Director of the Company personally guaranteed a revolving line of credit with a commercial bank with a principal amount of $450,000 and interest at 1% over the prime rate per year. The line was executed by the Company for business purposes including the financing of receivables. On April 1, 1997 the line expired.

     In March 1996, the Company loaned $89,900 to an officer/director. The loan bears interest at 6%. The balance due at December 31, 1998 was $52,668.

     In September 1996, the Company loaned $25,000 to an officer, pursuant to an employment agreement. The loan bears interest at the prime rate at the date of the loan and was due September 26, 1998. In November 1998, the Company repurchased shares of common stock in satisfaction for the note.

REVENUES AND EXPENSES

     During 1998 and 1997, the Company billed a shareholder and former officer approximately $16,500 and $22,000, respectively, for reprographic services and the sale of a photocopier. These transactions occurred at the same prices available to non-related third parties.

     During 1998 and 1997, the Company was billed approximately $40,000 and $74,000, respectively, for legal services rendered by the Stoppelman Law Firm, P.C., of which a shareholder and former officer, is a principal. The Company believes that the fees charged were at least as favorable as those obtainable from an uninterested third party. In October 1996, the Company entered into an arrangement with The Stoppelman Law Firm whereby the Company pays a retainer of $5,000 per month for legal services which was subsequently increased to $7,000 per month in July 1997. The arrangement ended in July of 1998.

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

10.22(5)          Fifth Amendment to Lease with Suburban Station Associates

10.23(2)          Revised 1996 Stock Option Plan

10.24(2)          1997 Stock Option Plan

10.25 (5)         First Amendment to lease with Kingston Atlanta Partners, L.P.

10.26             Lease with Miller Properties.

10.27             Lease modification with Williams Real Estate

10.28             1998 Stock Option Plan

10.29             Employment agreement with Arne Christensen

10.30             Employment agreement with Allen Outlaw

10.31             Employment agreement with Alfred Duncan

10.32             Employment agreement with Edward Hook

10.33             Employment agreement with Jack Sabanush

16.01(4)          Letter on change in certifying accountant

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


                                    ON-SITE SOURCING, INC.


                                    BY:       /s/ Christopher J. Weiler
                                           -----------------------------------
                                            Christopher J. Weiler, President



In accordance with the Exchange, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.


SIGNATURE                                            TITLE                                       DATE


/s/ Christopher J. Weiler                   President, Chief Executive
----------------------------                Officer and Director                                 March 30, 1999
Christopher J. Weiler


 /s/ Alfred Duncan
----------------------------                Chief Financial Officer and                             March 30, 1999
Alfred Duncan                               Chief Accounting Officer

