Form 10QSB
period 1999-03-31
ON SITE SOURCING INC
filed 1999-05-17
CIK 1012141

                                  FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)
   (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the quarterly period ended   MARCH 31, 1999

                                       OR

   ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from              to
                                            -----------

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

                              ON-SITE SOURCING,INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION.                                                   Page No.
         Item 1.  Financial Statements

         Balance sheets -
         March 31, 1999 and December 31, 1999                                           3

         Statements of Operations -
         Three months ended March 31, 1999 and 1998                                     4

         Statements of Stockholders Equity
         Three months ended March 31, 1999 and 1998                                     5

         Statements of Cash Flows -
         Three months ended March 31, 1999 and 1998                                     6

         Condensed notes to financial statements                                        7-9

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                           10-13


PART II. OTHER INFORMATION





         SIGNATURES                                                                     13

                             ON-SITE SOURCING, INC.
                                 BALANCE SHEETS

                                                                      Unaudited
                                                                       March 31,        December 31,
                                                                        1999                1998
ASSETS
                                                                  ------------------  -----------------
CURRENT ASSETS
     Cash and cash equivalents                                  $              -     $            -
     Accounts receivable, net                                            5,618,236          5,922,027
     Prepaid supplies                                                      522,438            449,366
     Prepaid expenses                                                      196,811            136,758
                                                                        ----------         ----------
          Total current assets                                           6,337,485          6,508,151

     Property and equipment, net                                         4,272,147          4,367,996

     Other assets, net                                                      47,389             75,062
                                                                        ----------         ----------
                                                                $       10,657,021   $     10,951,209

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                                    $       1,517,292   $      2,018,248
     Line of Credit                                                        535,362            141,345
     Accrued and other liabilities                                         562,748            694,334
     Current portion of long-term debt                                     607,345            472,824
     Provision for income taxes, current                                       -                  -
                                                                        ----------         ----------
          Total current liabilities                                      3,222,748          3,326,751

Long-term debt net of current portion                                      901,050          1,169,454

Deferred rent                                                              121,911            121,911
Provision for Income taxes, net of current portion                             -                  -
Deferred taxes                                                             197,182            197,182

Commitments and contingencies                                                  -                  -

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value, 20,000,000 shares authorized
      4,824,669 and 4,824,669 shares issued and outstanding                 48,247             48,247
     Preferred stock,$.01 par value, 1,000,000 shares
       authorized, no shares issued and outstanding                             -                  -
     Subscription receivable                                               (50,400)           (50,400)
     Additional paid in capital                                          6,432,691          6,432,691
     Treasury stock  (5,000 shares of common stock at cost)                (25,000)           (25,000)
     Accumulated Earnings (Deficit)                                       (191,408)          (269,627)

                                                                        ----------         ----------
                                                                         6,214,130          6,135,911
                                                                        ----------         ----------
                                                                 $      10,657,021   $     10,951,209
                                                                        ----------         ----------


                        See notes to financial statements

                             ON-SITE SOURCING, INC.
                            STATEMENTS OF OPERATIONS



                                                                    Unaudited
                                                                Three Months Ended
                                                        March 31,                  March 31,
                                                          1999                       1998
                                                        ---------                  ---------
Revenue                                         $        6,330,596             $   5,746,815
Costs and expenses                                       4,935,789                 4,985,664
                                                         ---------                 ---------
     Cost of sales                                       1,394,807                   761,151
                                                         ---------                 ---------
     Selling expense                                       495,272                   646,044
     Administrative expense                                799,713                   744,812
                                                         ---------                 ---------
                                                         1,294,985                 1,390,856
                                                         ---------                 ---------
     Earnings from operations                               99,822                  (629,705)
     Other income (expense)
     Other income                                           23,682                    81,811
     Other expense                                         (45,284)                  (29,452)
                                                         ---------                 ---------
                                                           (21,602)                   52,359
                                                         ---------                 ---------
Earnings (Loss) before income taxes                         78,220                  (577,346)
Income tax (benefit)expense                                    -                    (219,000)
                                                         ---------                 ---------
Net (Loss) Earnings                             $           78,220             $    (358,346)
                                                         ---------                 ---------
Basic earnings (loss) per common share          $             0.02             $       (0.07)
Diluted earnings per share                      $             0.02             $      N/A


                        See notes to financial statements

                             ON-SITE SOURCING, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                    Unaudited


                                                      Additional                   Treasurey
                             Common         Common     Paid in     Subscriptions     Stock       Retained
                             Shares         Stock      Capital      Receivable      (COMMON)     Earnings         Total
                            ---------   ----------   ------------   ----------    ----------    ----------    ------------
Balance at
December 31, 1998           4,824,669   $   48,247   $  6,432,691   $  (50,400)   $  (25,000)   $ (269,627)   $  6,135,912
                            ---------   ----------   ------------   ----------    ----------    ----------    ------------

    Sale of common stock
    Net Income                    -             -              -            -                       78,220          78,220
                            ---------   ----------   ------------   ----------    ----------    ----------    ------------
Balance at
March 31, 1999              4,824,669   $   48,247   $  6,432,691   $  (50,400)   $  (25,000)   $ (191,407)   $  6,214,131




                                                      Additional                  Treasurey
                             Common         Common     Paid in      Subscriptions   Stock       Retained
                             Shares         Stock      Capital       Receivable    (COMMON)     Earnings         Total
                            ---------   ----------   ------------   ----------    ----------    ----------    ------------

Balance at                  4,802,221   $   48,022   $  6,367,379   $  (50,400)   $      -      $  727,986    $  7,092,987
December 31, 1998

    Sale of common stock      17,448           174         59,812                                                   59,986
    Net loss                                                                             -        (358,346)       (358,346)
                            ---------   ----------   ------------   ----------    ----------    ----------    ------------
Balance at
March 31, 1998              4,819,669   $   48,196   $  6,427,191   $  (50,400)   $      -      $  369,640       6,794,627
                            ---------   ----------   ------------   ----------    ----------    ----------    ------------






                        See notes to financial statements

                             ON-SITE SOURCING, INC.
                            STATEMENTS OF CASH FLOWS


                                                                   Three Months Ended
                                                                         March 31,
                                                                 1999              1998
                                                                --------       --------
Cash flows from operating activities
  Net earnings (loss)                                        $    78,220    $  (358,346)
                                                                --------       --------
Adjustments to reconcile net earnings to net cash
  (used in) provided by operations
Depreciation and amortization                                    296,067        226,175
Changes in assets and liabilities
  (Increase) decrease in accounts receivable, net                303,791       (216,742)
  (Increase) decrease in prepaid supplies                        (73,072)       (44,132)
  (Increase) decrease in prepaid expenses                        (60,053)        63,364
  (Increase) decrease in other assets                             27,673          4,766
  Increase (decrease) in accounts payable - trade               (500,956)      (113,048)
  Increase in accrued and other liabilities                     (131,586)      (154,050)
  Increase (decrease) in provison for income taxes                  --         (185,057)
  Increase (decrease) in deferred taxes                             --          (33,943)
                                                                --------       --------
Total Adjustments                                               (138,135)      (452,667)
                                                                --------       --------
Net cash provided by (used in) operations                        (59,916)      (811,013)
                                                                --------       --------
Cash flows from investing activities
  Capital expenditures                                          (200,218)      (537,698)
                                                                --------       --------
Net cash used in investing activities                           (200,218)      (537,698)
                                                                --------       --------
Cash flows from financing activities
  Proceeds from sale of common stock and
     exercise of warrants                                           --           59,986
  Payments under long-term debt agreements
                                                                (133,883)      (105,505)
  Net borrowings (payments) under line of credit agreement       394,017        500,000
                                                                --------       --------
Net cash provided by financing activities                        260,134        454,481
                                                                --------       --------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                                            0       (894,230)
Cash and cash equivalents, beginning                                   -      1,490,702
                                                                --------       --------
Cash and cash equivalents, ending                            $         0    $   596,472
                                                                --------       --------


                        See notes to financial statements
                                      F-6

ON-SITE SOURCING, INC.

Condensed Notes to Financial Statements
(unaudited)

--------------------------------------------------------------------------------

MARCH 31, 1999

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

    In the opinion of management, the accompanying condensed financial statements reflect all necessary adjustments and reclassifications that are necessary for fair presentation for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes filed in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


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

MARCH 31, 1999
--------------------------------------------------------------------------------



    EARNINGS PER COMMON SHARE

    Basic earnings per share is calculated using the average number of shares outstanding and excludes dilution. Diluted earnings per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding options using the "treasury stock method". Prior year earnings per share have been restated to conform to this method.


NOTE B--CREDIT FACILITIES

    The Company entered into an agreement for a working capital line of credit with a financial institution for $2,500,000. The line of credit bears interest at the financial institution's prime rate or the 30 day LIBOR rate plus 2.25%, payable monthly. Any remaining principal balance and accrued interest is due at the maturity date of April 30, 1999. The line of credit is secured by certain assets of the Company, including accounts receivable and certain fixed assets. As of March 31, 1999 there were advances made under the line of credit of $535,362

    During 1997, the Company entered into a term note with a financial institution to provide $1,100,000 to refinance certain capitalized lease obligations. The note is payable in 48 monthly installments, bears interest at the rate of 9.02%, and matures on April 30, 2001. The note is collateralized by specific equipment and is subject to certain financial covenants. The balance of the term note at March 31, 1999 was $550,000


    During 1997, the Company has financed certain equipment purchases of approximately $361,000 with notes with terms of 36 to 48 months and interest rates of 5.0% to 9.7%. During 1998 the Company financed additional equipment purchases under similar terms. The balance of these notes at September 30, 1998 was approximately $505,287


    The Company has financed certain equipment purchases under capitalized leases, with terms of sixty months.


NOTE C--RELATED PARTY TRANSACTIONS


    TRANSACTIONS WITH AN OFFICER/SHAREHOLDER

         During the three months ended March 31, 1999 and 1998, the Company recorded the following transaction with an officer/shareholder:

         During the three months ended March 31, 1998, the Company incurred approximately $21,000, for legal services and recognized $6,400 in revenue due to the officer/shareholder. There was no related transactions for the three months ended March 31, 1999.


         During the first quarter of 1999 the Company revalued options to its original Underwriter, M.H. Meyerson & Co., Inc. The original agreement included an option to purchase 96,000 Units (Units consists of two shares of common stock and one common stock warrant) at an exercise price of $10.00. The units are exercisable starting July 9, 1997 for a period of four years. Under the new agreement the options are exercisable at a price of $3.50. All other terms remain unchanged.

    SUBSCRIPTION RECEIVABLE -- SHAREHOLDER

     The Company has a note receivable from an officer/director for $89,900 in connection with the exercise of stock options. The note bears interest at 6% per year with the remaining principal and interest due April 1, 1999. The balance of the note at March 31, 1999 was $50,400.

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

    The Company has outstanding employee stock options for 1,449,465 shares of common stock at exercise prices ranging from $1.11 to $3.50 per share. As of March 31, 1999 772,271 of the shares are vested with the remainder scheduled to vest through December 2003.

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

THREE MONTHS ENDING MARCH 31, 1999 AND 1998

Revenue for the Three months ended March 31, 1999 increased 10% or $583,781 to $6,330,596 over the comparable period in 1998. Principal reasons for the increase are higher demand for the Company's reprographics, facilities management, and imaging groups and revenue from the newly established information technology group.

Cost of Sales for the three months ended March 31, 1999 decreased by 1% to $4,935,789 or $49,875 from $4,985,664 for the same period in 1998. As a percentage of sales, Cost of sales for the three months ended March 31, 1999 decreased by 9% to 78% compared to 87% for the same period in 1998. Operating margins were 22% and 13%, respectively for the Nine months ended September 30, 1998 and 1997. The increase in margins was due to cost controls adopted by the company.

Selling expense for the three months ended March 31, 1999 decreased by 23% to $495,272 or $150,772 from $646,004 for the same period in 1998. As a percentage of sales, Selling expense for the three months ended March 31, 1999 decreased by 3% to 8% compared to 11% for the same period in 1998. Selling expenses are primarily commissions based on sales. The decrease was due to a change in commission structures.

Administrative expense for the three months ended March 31, 1999 increased by $54,901 to $799,713 over the same period last year due primarily to increases in administrative staffing and costs associated with the expansion into new markets. As a percent of sales, administrative expense was 13% for the three month periods in 1999 and 1998

NET EARNINGS (LOSS)

For the three months ended March 31, 1999 the Company incurred net earnings of $78,220 as compared to a net loss of $358,346 for the same period last year. The earnings amounted to $ 0.02 for basic and diluted earnings per share compared to loss of ($ 0.07) for the same period last year. Weighted average shares outstanding for the Three months ended March 31, 1999 were 4,824,669 and 4,794,021 for March 31, 1998. As of December 31, 1998 the company had a tax Net Operating Loss Carryforward (NOL) in the amount of $300,000. As of March 31, 1999 the company used $78,220 of the NOL . The balance will be used against subsequent earnings.

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

The Company has a secured a $2,500,000 line of credit with a financial institution. The line of credit bears interest at the financial institution's prime rate or the 30 day LIBOR rate plus 2.25%, payable monthly. The line of credit will be utilized to finance accounts receivable and other working capital needs. As of September 30, 1998 there were advances under the line that totaled $1,061,000. The Company also has a $1,100,000 term note to refinance certain capital leases at more favorable interest rates. The note is payable in 48 monthly installments, bears interest at the rate of 9.02%, and matures on April 30, 2001. The balance on the note at March 31, 1999 was $535,362

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes its market risk exposure with regard to its financial instruments is limited to changes in interest rates. Based upon the composition of the Company's variable rate debt outstanding at December 31, 1997 which is primarily borrowings under the working capital line of credit, the Company does not believe that a hypothetical increase in the bank's prime rate of interest or the 30 day LIBOR rate would be material to net income.

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

                                     ON-SITE SOURCING, INC.
                                   ------------------------




Date:    April 15, 1999
                                  By:
                                          --------------------------------------
                                          /s/ Christopher J. Weiler
                                              President and
                                              Chief Executive Officer


                                  By:
                                          --------------------------------------
                                          /s/ Alfred Duncan
                                              Vice President of Finance and
                                              Chief Financial Officer