Form 10-Q
period 1999-06-30
ON SITE SOURCING INC
filed 1999-08-16
CIK 1012141

                                  FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   June 30, 1999
                                       ------------------

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from              to
                                              --------------

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

        Registrant's telephone number, including area code (703) 276-1123
                                                          ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 YES X   NO
    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1998.

            COMMON STOCK 0.01 PAR VALUE              NUMBER OF SHARES
            ---------------------------              ----------------
                      NO CLASS                          4,846,669

           PREFERRED STOCK 0.01 PAR VALUE
           ------------------------------
                      NO CLASS                            NONE

                              ON-SITE SOURCING,INC.

                                      INDEX





PART I.  FINANCIAL INFORMATION.                                                     Page No.
         Item 1.  Financial Statements

         Balance sheets -
         June 30, 1999 and December 31, 1998                                            3

         Statements of Operations -
         Three and six months ended June 30, 1999 and 1998                              4

         Statements of Stockholders Equity
         Six months ended June 30, 1999 and 1998                                        5

         Statements of Cash Flows -
         Three and six months ended June 30, 1999 and 1998                              6

         Condensed notes to financial statements                                        7-9

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                           10-12


PART II. OTHER INFORMATION


         SIGNATURES                                                                     12


                                                       ON-SITE SOURCING, INC.
                                                           BALANCE SHEETS


                                                                    Unaudited
                                                                    June 30,      December 31,
                                                                      1999           1998
ASSETS
                                                                  --------------  -------------
CURRENT ASSETS
     Cash and cash equivalents                                    $       --      $       --
     Accounts receivable, net                                        6,188,159       5,922,027
     Prepaid supplies                                                  540,151         449,366
     Prepaid expenses                                                  280,755         136,758
                                                                  ------------    ------------
          Total current assets                                       7,009,064       6,508,151

     Property and equipment, net                                     4,241,707       4,367,996

     Other assets, net                                                  57,499          75,062
                                                                  ------------    ------------
                                                                    11,308,270      10,951,209
                                                                  ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                                     $  1,862,817    $  2,018,248
     Line of Credit                                                    928,000         141,345
     Accrued and other liabilities                                     428,551         694,334
     Current portion of long-term debt                                 608,321         472,824
     Provision for income taxes, current                                  --              --
                                                                  ------------    ------------
          Total current liabilities                                  3,827,689       3,326,751

Long-term debt net of current portion                                  764,640       1,169,454

Deferred rent                                                          121,911         121,911
Provision for Income taxes, net of current portion                        --
Deferred taxes                                                         197,182         197,182

Commitments and contingencies                                             --              --

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value, 20,000,000 shares authorized
       4,851,669 and 4,824,669 shares issued and outstanding            48,517          48,247
     Preferred stock,$.01 par value, 1,000,000 shares
       authorized, no shares issued and outstanding                       --              --
     Subscription receivable                                           (50,400)        (50,400)
     Additional paid in capital                                      6,469,921       6,432,691
     Treasury stock  (5,000 shares of common stock at cost)            (25,000)        (25,000)
                                                                  ------------
     Accumulated Earnings (Deficit)                                    (46,189)       (269,627)
                                                                  ------------    ------------
                                                                  $  6,396,848    $  6,135,911
                                                                  ------------    ------------
                                                                    11,308,270      10,951,209
                                                                  ------------    ------------

                        See notes to financial statements

                                         ON-SITE SOURCING, INC.
                                        STATEMENTS OF OPERATIONS

                                                               Six Months Ended                    Three Months Ended
                                                        June 30,          June 30,         June 30,            June 30,
                                                         1999              1998              1999               1998
                                                    ----------------   --------------  -----------------   ----------------
Revenue                                           $      12,921,957  $    11,448,259 $        6,591,361  $       5,701,444
Costs and expenses
     Cost of sales                                        9,892,506       10,167,326          4,956,717          5,069,489
                                                    ----------------   --------------  -----------------   ----------------
                                                          3,029,451        1,280,933          1,634,644            631,955
                                                    ----------------   --------------  -----------------   ----------------

     Selling expense                                      1,069,805        1,284,074            574,533            638,904
     Administrative expense                               1,711,364        1,332,481            911,651            698,969
                                                    ----------------   --------------  -----------------   ----------------
                                                          2,781,168        2,616,556          1,486,183          1,337,873
                                                    ---------------------------------  -----------------   ----------------

     Earnings from operations                               248,283       (1,335,623)           148,461           (705,918)
     Other income (expense)
     Other income                                            67,182          172,057             43,500             80,745
     Other expense                                          (92,027)         (75,291)           (46,743)           (36,338)
                                                    ----------------   --------------  -----------------   ----------------
                                                            (24,845)          96,766             (3,243)            44,408
                                                    ----------------   --------------  -----------------   ----------------

Earnings (Loss) before income taxes                         223,438       (1,238,856)           145,218           (661,510)
Income tax (benefit)expense                                       -         (450,500)                             (231,500)
                                                    ----------------   --------------  -----------------   ----------------

Net Earnings (Loss)                                 $       223,438    $    (788,356)  $        145,218    $      (430,010)
                                                    ----------------   --------------  -----------------   ----------------
Basic earnings (loss) per common share              $   0.05           $       (0.16)  $          0.03     $         (0.09)

Diluted earnings per share                          $   0.05           $         N/A   $           0.03    $            N/A


                   See notes to financial statements


                                                            Additional                      Treasury
                                 Common       Common         Paid in       Subscriptions     Stock         Retained
                                 Shares       Stock          Capital        Receivable     (COMMON)        Earnings         Total
                               ---------     ----------     ----------     ------------   -----------     ----------     -----------
Balance at December 31, 1998   4,824,669     $   48,247     $6,432,691     $  (50,400)     $  (25,000)     $ (269,628)   $6,135,910
                              ----------     ----------     ----------     ----------      ----------      ----------    ----------


     Sale of common stock         27,000            270         37,230         37,500
     Net Income                  223,438        223,438
                              ----------     ----------     ----------     ----------      ----------      ----------    ----------
                                                                                                           ----------    ----------

Balance at June 30, 1999       4,851,669     $   48,517     $6,469,921     $  (50,400)     $ (25,000)     $  (46,190)   $6,396,848
                              ----------     ----------     ----------     ----------      ----------      ----------    ----------


                                                            Additional                      Treasury
                                 Common       Common         Paid in       Subscriptions     Stock         Retained
                                 Shares       Stock          Capital        Receivable     (COMMON)        Earnings         Total
                               ---------     ----------     ----------     ------------   -----------     ----------     -----------

Balance at December 31, 1997   4,802,221    $   48,022      $6,367,379       $  (50,400)         -         $  727,986    $7,092,987
                              ----------     ----------     ----------     ----------      ----------      ----------    ----------


     Sale of common stock         17,448           174          65,362                                                       65,536
                              ----------     ----------     ----------     ----------      ----------      ----------    ----------
     Net loss                                                                                                (788,356)     (788,356)
                              ----------     ----------     ----------     ----------      ----------      ----------    ----------
Balance at June 30, 1998       4,819,669    $   48,196      $6,432,741       $  (50,400)         -         $  (60,370)   $6,370,167
                              ----------     ----------     ----------     ----------      ----------      ----------    ----------

                                                          ON-SITE SOURCING, INC.
                                                        STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended              Three Months Ended
                                                                   June 30,         June 30,         June 30,         June 30,
                                                                     1999            1998              1999             1998
                                                                ---------------  --------------   ---------------  ---------------

Cash flows from operating activities
     Net earnings (loss)                                         $     223,438   $    (788,356)   $      145,218   $     (430,010)
                                                                ---------------  --------------   ---------------  ---------------
Adjustments to reconcile net earnings to net cash
     (used in) provided by operations
Depreciation and amortization                                          512,207         482,840           216,140          256,662
Loss (gain) on disposition of equipment                                                      -                                  -
Changes in assets and liabilities
     Increase in accounts receivable, net                             (266,132)       (603,744)         (707,124)        (387,002)
     Increase in prepaid supplies                                      (90,785)        (47,807)          (17,712)          (3,675)
     (Increase) decrease in prepaid expenses                          (143,997)         42,798           (83,944)         (20,566)
     (Increase) decrease in other assets                                17,563          39,328           127,090           34,562
     Increase in accounts payable - trade                             (155,431)       (349,239)          345,526         (236,191)
     Increase in accrued and other liabilities                        (265,783)         95,238          (134,197)         249,288
     Increase (decrease) in deferred rent                                    -               -                 -                -
     Increase (decrease) in provison for income taxes                        -        (416,557)                -         (231,500)
     Increase (decrease) in deferred taxes                                   -         (33,943)                -                -
                                                                ---------------  --------------   ---------------  ---------------
Total Adjustments                                                     (392,357)       (791,086)         (254,221)        (338,422)
                                                                ---------------  --------------   ---------------  ---------------
Net cash provided by (used in) operations                             (168,920)     (1,579,442)         (109,004)        (768,432)
                                                                ---------------  --------------   ---------------  ---------------
Cash flows from investing activities
     Capital expenditures                                             (385,919)       (838,782)         (185,700)        (301,081)
                                                                ---------------  --------------   ---------------  ---------------
Net cash used in investing activities                                 (385,919)       (838,782)         (185,700)        (301,081)
                                                                ---------------  --------------   ---------------  ---------------
Cash flows from financing activities
     Proceeds from sale of common stock and
          exercise of warrants                                          37,500          65,535            37,500            5,550
     Proceeds of long-term debt agreements                                   -         316,000                 -          316,000
     Payments under long-term debt agreements                         (269,317)       (205,014)         (135,434)         (99,509)
     Net borrowings (payments) under line of credit agreement          786,655         751,000          392,638          251,000
                                                                ---------------  --------------   ---------------  ---------------
Net cash provided by financing activities                              554,838         927,521           294,704          473,041
                                                                ---------------  --------------   ---------------  ---------------
NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS                                              (0)     (1,490,702)               (0)        (596,472)
Cash and cash equivalents, beginning                                         -       1,490,702                 -          596,472
                                                                ---------------  --------------   ---------------  ---------------
Cash and cash equivalents, ending                               $           (0)  $           (0)  $           (0)  $            (0)
                                                                ---------------  --------------   ---------------  ---------------
                                                                ---------------  --------------   ---------------  ---------------

ON-SITE SOURCING, INC.

Condensed Notes to Financial Statements
(unaudited)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

JUNE 30, 1999
--------------------------------------------------------------------------------


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

    In the opinion of management, the accompanying condensed financial statements reflect all necessary adjustments and reclassifications that are necessary for fair presentation for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes filed in the Company's Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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

    PROPERTY AND EQUIPMENT

    Property and equipment consists of copy center equipment, office furniture and fixtures, and delivery equipment. Depreciation is provided for in sufficient amounts to relate the cost of depreciable assets to operations over their estimated service lives, ranging from two to fifteen years. During 1999, management determined that the useful life of certain equipment was longer than originally estimated. A change in accounting estimate was recognized to reflect this decision, resulting in an increase in net income of $82,784 for the three months ended June 30, 1999. The straight-line method is followed for financial reporting purposes. Accelerated methods are used for tax purposes.


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

JUNE 30, 1999
--------------------------------------------------------------------------------



    EARNINGS PER COMMON SHARE

    Basic earnings per share is calculated using the average number of shares outstanding and excludes dilution. Diluted earnings per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding options using the "treasury stock method". Prior year earnings per share have been restated to conform to this method.


NOTE B--CREDIT FACILITIES

    The Company entered into an agreement for a working capital line of credit with a financial institution for $2,500,000. The line of credit bears interest at the financial institution's prime rate or the 30 day LIBOR rate plus 2.25%, payable monthly. Any remaining principal balance and accrued interest is due at the maturity date of April 30, 2000.The line of credit is secured by certain assets of the Company, including accounts receivable and certain fixed assets. As of June 30, 1999 there were advances made under the line of credit of $928,000.

    During 1997, the Company entered into a term note with a financial institution to provide $1,100,000 to refinance certain capitalized lease obligations. The note is payable in 48 monthly installments, bears interest at the rate of 9.02%, and matures on April 30, 2001. The note is collateralized by specific equipment and is subject to certain financial covenants. The balance of the term note at June 30, 1999 was $481,250.


    During 1997, the Company financed certain equipment purchases of approximately $361,000 with notes with terms of 36 to 48 months and interest rates of 5.0% to 9.7%. During 1998 the Company financed additional equipment purchases under similar terms. The balance of these notes as of June 30, 1999 was approximately $891,712.




NOTE C--RELATED PARTY TRANSACTIONS


    TRANSACTIONS WITH AN OFFICER/SHAREHOLDER

         During the six months ended June 30, 1999 and 1998, the Company recorded the following transaction with an officer/shareholder:

         During the six months ended June 30, 1998, the Company incurred approximately $44,000 for legal services and recognized $16,500 in revenue due to the officer/shareholder. There were no related transactions for the six months ended June 30, 1999.

    SUBSCRIPTION RECEIVABLE -- SHAREHOLDER

     The Company has a note receivable from an officer/director for $89,900 in connection with the exercise of stock options. The note bears interest at 6% per year with the remaining principal and interest due April 1, 2000. The balance of the note at June 30, 1999 was $50,400.

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


NOTE D--COMMITMENTS

    The Company has annual rental and lease commitments with a term of one year or more for its offices and production facilities that expire at various times through 2006. The minimum annual rent is approximately $1,400,000.

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

    Pursuant to an employment agreement, the Company had outstanding options to sell 162,000 shares of common stock to an officer/director of the Company at an exercise price of $.56 per share. The options, which were fully vested during 1994, were exercised on March 29, 1996 for $90,000. In connection with the exercise of the options, the Company loaned $89,900 to the officer/director. The balance of the note on June 30, 1999, was $50,400.

    At September 30, 1998 the Company had outstanding options to sell 126,000 shares of common stock to an officer/director at an exercise price of $1.11 per share. As of September 30, 1998 the options are fully vested.
    The options expire in December 2000.

    The Company has outstanding employee stock options for 1,398,612 shares of common stock at exercise prices ranging from $1.11 to $3.50 per share. As of June 30, 1999, 779,452 of the shares are vested with the remainder scheduled to vest through June, 2004.

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

SIX MONTHS ENDED 1999 VS. 1998

Revenue for the six months ended June 30, 1999 increased 13% or $1,473,698 to $12,921,957 over the comparable period in 1998. Principal reasons for the increase are higher demand for the Company's Reprographics, Information Technology, and Imaging groups.

Cost of sales for the six months ended June 30, 1999 decreased by 3 % or $274,820 to $9,892,506 as compared to $10,167,326 for the same period in 1998.
Gross margins were 23% and 11%, respectively for the six months ended June 30, 1999 and 1998. The increase in gross margins was due to effective management of the direct labor force, improved imaging operations, and increased volume in our information technology business.


Selling expenses for the six months ended June 30,1999 decreased by $214,269 to $1,069,805 over the same period last year. As a percentage of sales, selling expense was 8% and 11% for the six months ended June 30, 1999 and 1998, respectively. Selling expenses are primarily commissions based on sales.

Administrative expense for the six months ended June 30, 1999 increased by $378,883 to $1,711,364 over the same period last year due primarily to increases in administrative staffing and costs associated with expansion. As a percent of sales, administrative expense was 13% for the six month period in 1998 as compared to 12% for the same period last year.

 .

NET EARNINGS (LOSS)

For the six months ended June 30, 1999 the Company's net earnings were $223,438 compared to a loss of $788,356 for the same period last year. Profits amounted to $ 0.05 basic earnings per share and $0.05 diluted earnings per share compared to losses of $ 0.16 for basic and diluted for the same period last year.
Shares outstanding for the six months ended June 30, 1999 were 4,833,169 basic and 4,938,302 diluted. The Company had an income tax benefit of $450,500 versus an income tax expense of $0.00 for the six months ended
June 30, 1998 and 1999 respectively.

 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes its market risk exposure with regard to its financial instruments is limited to changes in interest rates. Based upon the composition of the Company's variable rate debt outstanding at June 30, 1999 which is primarily borrowings under the working capital line of credit, the Company does not believe that a hypothetical increase in the bank's prime rate of interest or the 30 day LIBOR rate would be material to net income.



LIQUIDITY AND CAPITAL RESOURCES AT JUNE 30, 1999 AND SUBSEQUENT ACTIVITY

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

The Company has a secured a $2,500,000 line of credit with a financial institution. The line of credit bears interest at the financial institution's prime rate or the 30 day LIBOR rate plus 2.25%, payable monthly. The line of credit will be utilized to finance accounts receivable and other working capital needs. As of June 30, 1999 there were advances under the line that totaled $928,000. The Company also has a $1,100,000 term note to refinance certain capital leases at more favorable interest rates. The note is payable in 48 monthly installments, bears interest at the rate of 9.02%, and matures on April 30, 2001. The balance on the note at June 30, 1999 was $481,250.

During the six months ended June 30, 1999 and 1998, the Company's principal uses of cash were to fund fixed asset purchases, pay off long-term debt, changes in staffing requirements and relocation costs and expenses.

THREE MONTHS ENDED  JUNE 1999 VS. 1998

Revenue for the three months ended June 30, 1999 increased 16% or $889,917 to $6,591,361 over the same period in 1998. The increase is primarily from the Company's Reprographics, Imaging and Information Technology groups.

Cost of Sales decreased by $112,772 to $4,956,717 for the three months ended June 30, 1999 compared to the same period in 1998, even as sales increased. Gross margins improved to 25% for the three months ended June 30, 1999 compared to 11% for the same period in 1998.

Selling Expenses decreased 10% or $64,371 for the three months ended June 30, 1999 as compared to June 30, 1998. Selling Expenses as a percentage of sales were 9% and 11% for the three months ended June 30, 1999 and 1998.

Administrative expenses increased 32% or $212,682 to $911,651 resulting mainly from additional support staff and costs associated with expansion.

Net earnings for the three months ended June 30, 1999 for the Company were $145,218 compared to a loss of $430,010 for the comparable period in 1998. The profit resulted from improved gross margins and effective cost controls.

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

                                      On-site Sourcing, Inc.
                                      ----------------------





Date:    August 15, 1999
                                       By:
                                                /s/ Christopher J. Weiler
                                                 President and
                                                Chief Executive Officer


                                       By:
                                                /s/ Alfred Duncan
                                                Vice President of Finance and
                                                Chief Financial Officer