Form 10QSB
period 1999-09-30
ON SITE SOURCING INC
filed 1999-11-15
CIK 1012141

                                  FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to
                                    -------
                         Commission File Number   0-20947
                                                ----------

                             ON-SITE SOURCING, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                               54-1648470
     -------------------------------        ------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 15, 1999.

               COMMON STOCK 0.01 PAR VALUE        NUMBER OF SHARES
               ---------------------------        ----------------
                    NO CLASS                      4,824,669

               PREFERRED STOCK 0.01 PAR VALUE
               ------------------------------
                    NO CLASS                      NONE

                              ON-SITE SOURCING,INC.

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION.

         Item 1.  Financial Statements

         Balance sheets -
         September 30, 1999 and December 31, 1998                         3

         Statements of Operations -
         Three and nine months ended September 30, 1999 and 1998          4

         Statements of Stockholders Equity
         Nine months ended September 30, 1999 and 1998                    5

         Statements of Cash Flows -
         Three and nine months ended September 30, 1999 and 1998          6

         Condensed notes to financial statements                          7-9

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                             10-12

PART II. OTHER INFORMATION

         SIGNATURES                                                       12


                              ON-SITE SOURCING,INC.
                                 BALANCE SHEETS


                                                                     Unaudited
                                                                      Sept 30,        December 31,
                                                                        1999              1998
                                                                    ------------      ------------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                      $         --      $         --
     Accounts receivable, net                                          5,589,520         5,922,027
     Prepaid supplies                                                    530,595           449,366
     Prepaid expenses                                                    341,735           136,758
                                                                    ------------      ------------
          Total current assets                                         6,461,850         6,508,151

     Property and equipment, net                                       4,001,697         4,367,996

     Other assets, net                                                    29,868            75,062
                                                                    ------------      ------------
                                                                      10,493,415        10,951,209
                                                                    ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                                       $  1,585,533      $  2,018,248
     Line of Credit                                                      420,150           141,345
     Accrued and other liabilities                                       695,401           694,334
     Current portion of long-term debt                                   383,388           472,824
     Provision for income taxes, current                                                        --
                                                                    ------------      ------------
          Total current liabilities                                    3,084,471         3,326,751
Long-term debt net of current portion                                    852,546         1,169,454

Deferred rent                                                            121,911           121,911
Provision for Income taxes, net of current portion                            --
Deferred taxes                                                           197,182           197,182

Commitments and contingencies                                                 --                --

STOCKHOLDERS' EQUITY

     Common stock, $.01 par value, 20,000,000 shares authorized
       4,851,669 and 4,824,669 shares issued and outstanding              48,517            48,247
     Preferred stock,$.01 par value, 1,000,000 shares
       Authorized, no shares issued and outstanding                           --                --
     Subscription receivable                                             (50,400)          (50,400)
     Additional paid in capital                                        6,489,921         6,432,691
     Treasury stock  (5,000 shares of common stock at cost)              (25,000)          (25,000)
                                                                    ------------      ------------
    Accumulated Earnings (Deficit)                                      (225,734)         (269,627)
                                                                    ------------      ------------
                                                                    $  6,237,304      $  6,135,911
                                                                    ------------      ------------
                                                                      10,493,415        10,951,209
                                                                    ------------      ------------


                        See notes to financial statements

                             ON-SITE SOURCING, INC.
                            STATEMENTS OF OPERATIONS


                                                 Nine Months Ended                  Three Months Ended
                                             Sept 30,          Sept 30,          Sept 30,          Sept 30,
                                               1999              1998              1999              1998
                                           ------------      ------------      ------------      ------------

Revenue                                    $ 19,277,240      $ 18,050,060      $  6,355,283      $  6,601,801
Costs and expenses
     Cost of sales                           14,601,679        15,543,482         4,709,173         5,376,156
                                           ------------      ------------      ------------      ------------
                                              4,675,561         2,506,578         1,646,110         1,225,645
                                           ------------      ------------      ------------      ------------
     Selling expense                          1,716,918         2,011,197           647,113           727,123
     Administrative expense                   2,786,324         2,137,751         1,074,960           805,270
                                           ------------      ------------      ------------      ------------
                                              4,503,241         4,148,948         1,722,073         1,532,393
                                           ------------      ------------      ------------      ------------
     Earnings from operations                   172,320        (1,642,370)          (75,963)         (306,748)
     Other income (expense)
     Other income                                67,872           203,915               690            31,858
     Other expense                             (176,298)         (175,775)          (84,271)         (100,484)
                                           ------------      ------------      ------------      ------------
                                               (108,426)           28,140           (83,581)          (68,626)
                                           ------------      ------------      ------------      ------------
Earnings (Loss) before income taxes              63,893        (1,614,230)         (159,544)         (375,374)
Income tax (benefit)expense                         --            (489,000)                           (38,500)
                                           ------------      ------------      ------------      ------------
Net (Loss) Earnings                        $     63,893      $ (1,125,230)     $   (159,544)     $   (336,874)
                                           ------------      ------------      ------------      ------------
Basic earnings (loss) per common share     $       0.01      $      (0.23)     $      (0.03)     $      (0.07)

Diluted earnings per share                 $       0.01      $        N/A      $      (0.03)     $        N/A


                        See notes to financial statements

                             ON-SITE SOURCING, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                    Unaudited


                                                               Additional                  Treasury
                                    Common        Common        Paid in    Subscriptions     Stock         Retained
                                    Shares        Stock         Capital      Receivable     (Common)       Earnings         Total
                                  ---------     ----------     ----------  -------------   ---------      ----------      ----------

Balance at December 31, 1998      4,824,669     $   48,247     $6,432,691     $(50,400)     $(25,000)     $ (269,628)     $6,135,910
                                  ---------     ----------     ----------  -------------   ---------      ----------      ----------

     Sale of common stock            27,000            270         37,230                                                     37,500
     Net Income                                                                                               63,893          63,893
                                  ---------     ----------     ----------     --------      --------      ----------      ----------
Balance at Sept  30, 1999         4,851,669     $   48,517     $6,469,921     $(50,400)      (25,000)     $ (205,735)     $6,237,304
                                  ---------     ----------     ----------     --------      --------      ----------      ----------



                                                                 Additional                  Treasury
                                    Common         Common          Paid in    Subscriptions   Stock      Retained
                                    Shares          Stock          Capital      Receivable   (Common)     Earnings        Total
                                   ---------     -----------     -----------  -------------  --------   -----------    -----------
Balance at December 31, 1997       4,802,221     $    48,022     $ 6,367,379     $(50,400)        --    $   727,986    $ 7,092,987
                                   ---------     -----------     -----------     --------    --------   -----------    -----------

     Sale of common stock             22,448             224          65,312                                                65,536
     Net loss                                                                                            (1,125,230)    (1,125,230)
                                   ---------     -----------     -----------     --------    --------   -----------    -----------
Balance at Sept  30, 1998          4,824,669     $    48,246     $ 6,432,691     $(50,400)        --    $  (397,244)   $ 6,033,293
                                   ---------     -----------     -----------     --------    --------   -----------    -----------


                        See notes to financial statements

                             ON-SITE SOURCING, INC.
                            STATEMENTS OF CASH FLOWS


                                                                       Nine Months Ended                Three Months Ended
                                                                    Sept 30,        Sept 30,         Sept 30,          Sept 30,
                                                                      1999            1998             1999              1998
                                                                  -----------      -----------      -----------      -----------
Cash flows from operating activities
     Net earnings (loss)                                          $    63,893      $(1,125,230)     $  (159,544)     $  (336,874)
                                                                  -----------      -----------      -----------      -----------
Adjustments to reconcile net earnings to net cash
     (used in) provided by operations
Depreciation and amortization                                         779,738          754,569          267,531          271,729
Loss (gain) on disposition of equipment                                                     --                                --
Changes in assets and liabilities
     (Increase) decrease in accounts receivable, net                  332,507         (595,018)         598,639            8,726
     (Increase) decrease in prepaid supplies                          (81,229)         (41,138)           9,555            6,669
     (Increase) decrease in prepaid expenses                         (204,977)           3,565          (60,980)         (39,233)
     (Increase) decrease in other assets                               45,194           47,462           27,631            8,134
     Increase in accounts payable - trade                            (432,715)        (524,588)        (277,284)        (175,350)
     Increase in accrued and other liabilities                          1,067          445,027          266,850          349,789
     Increase (decrease) in deferred rent                                  --               --               --               --
     Increase (decrease) in provison for income taxes                      --         (455,057)              --          (38,500)
     Increase (decrease) in deferred taxes                                 --          (33,943)              --               --
                                                                  -----------      -----------      -----------      -----------
Total Adjustments                                                     439,585         (399,121)         831,942          391,964
                                                                  -----------      -----------      -----------      -----------
Net cash provided by (used in) operations                             503,478       (1,524,351)         672,398           55,090
                                                                  -----------      -----------      -----------      -----------
Cash flows from investing activities
     Capital expenditures                                            (413,439)      (1,085,022)         (27,521)        (246,240)
                                                                  -----------      -----------      -----------      -----------
Net cash used in investing activities                                (413,439)      (1,085,022)         (27,521)        (246,240)
                                                                  -----------      -----------      -----------      -----------
Cash flows from financing activities
     Proceeds from sale of common stock and
          exercise of warrants                                         37,500           65,536               --               --
     Proceeds of long-term debt agreements                                 --          316,000               --               --
     Payments under long-term debt agreements                        (406,344)        (323,864)        (137,027)        (118,850)
     Net borrowings (payments) under line of credit agreement         278,805        1,061,000         (507,850)         310,000
                                                                  -----------      -----------      -----------      -----------
Net cash provided by financing activities                             (90,039)       1,118,672         (644,877)         191,150
                                                                  -----------      -----------      -----------      -----------
NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS                                             (0)      (1,490,702)               0               --
Cash and cash equivalents, beginning                                       --        1,490,702               --               --
                                                                  -----------      -----------      -----------      -----------
Cash and cash equivalents, ending                                 $        (0)     $        (0)     $        (0)     $        (0)
                                                                  -----------      -----------      -----------      -----------


                        See notes to financial statements

ON-SITE SOURCING, INC.

Condensed Notes to Financial Statements
(unaudited)

================================================================================

SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

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

     In the opinion of management, the accompanying condensed financial statements reflect all necessary adjustments and reclassifications that are necessary for fair presentation for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes filed in the Company's Annual Report on Form 10-KSB. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

     PROPERTY AND EQUIPMENT

     Property and equipment consists of copy center equipment, office furniture and fixtures, and delivery equipment. Depreciation is provided for in sufficient amounts to relate the cost of depreciable assets to operations over their estimated service lives, ranging from two to fifteen years. During 1999, management determined that the useful life of certain equipment was longer than originally estimated. A change in accounting estimate was recognized to reflect this decision, resulting in an increase in net income of $82,784. The straight-line method is followed for financial reporting purposes. Accelerated methods are used for tax purposes.

     INCOME TAXES

     The provision for income taxes presented in the statements of earnings is based upon the estimated effective tax rate for the year, and is largely determined by management's estimate as of the interim date of projected taxable income for the entire fiscal year.

ON-SITE SOURCING, INC.

(unaudited)

================================================================================

SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

     EARNINGS PER COMMON SHARE

     Basic earnings per share is calculated using the average number of shares outstanding and excludes dilution. Diluted earnings per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding options using the "treasury stock method". Prior year earnings per share have been restated to conform to this method.

NOTE B--CREDIT FACILITIES

     The Company entered into an agreement for a working capital line of credit with a financial institution for $2,500,000. The line of credit bears interest at the financial institution's prime rate or the 30 day LIBOR rate plus 2.25%, payable monthly. Any remaining principal balance and accrued interest is due at the maturity date of April 30, 2000.The line of credit is secured by certain assets of the Company, including accounts receivable and certain fixed assets. As of September 30, 1999 there were advances made under the line of credit of $420,150.

     During 1997, the Company entered into a term note with a financial institution to provide $1,100,000 to refinance certain capitalized lease obligations. The note is payable in 48 monthly installments, bears interest at the rate of 9.02%, and matures on April 30, 2001. The note is collateralized by specific equipment and is subject to certain financial covenants. The balance of the term note at September 30, 1999 was $412,500.

     During 1997, the Company financed certain equipment purchases of approximately $361,000 with notes with terms of 36 to 48 months and interest rates of 5.0% to 9.7%. During 1998 the Company financed additional equipment purchases under similar terms. The balance of these notes as of September 30, 1999 was approximately $228,745.

NOTE C--RELATED PARTY TRANSACTIONS

     TRANSACTIONS WITH AN OFFICER/SHAREHOLDER

          During the nine months ended September 30, 1999 and 1998, the Company recorded the following transaction with an officer/shareholder:

          During the Nine months ended September 30, 1998 the Company incurred approximately $44,000 for legal services rendered by the officer/shareholder. During the Nine months ended September 30, 1998 the Company recorded revenue of approximately $16,500 for reprographic services with the officer/shareholder. There were no related transactions for the nine months ended September 30, 1999.

          SUBSCRIPTION RECEIVABLE -- SHAREHOLDER

     The Company has a note receivable from an officer/director for $89,900 in connection with the exercise of stock options. The note bears interest at 6% per year with the remaining principal and interest due April 1, 2000. The balance of the note at September 30, 1999 was $50,400.

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

     Pursuant to an employment agreement, the Company had outstanding options to sell 162,000 shares of common stock to an officer/director of the Company at an exercise price of $.56 per share. The options, which were fully vested during 1994, were exercised on March 29, 1996 for $90,000. In connection with the exercise of the options, the Company loaned $89,900 to the officer/director. The balance of the note on September 30, 1999, was $50,400.

     At September 30, 1998 the Company had outstanding options to sell 126,000 shares of common stock to an officer/director at an exercise price of $1.11 per share. As of September 30, 1998 the options are fully vested. The options expire in December 2000.

     The Company has outstanding employee stock options for 1,296,436 shares of common stock at exercise prices ranging from $1.11 to $3.50 per share. As of September 30, 1999, 843,845 of the shares are vested with the remainder scheduled to vest through September, 2004.

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

On October 1, 1999 the Company sold the Information Technology group to a management team led by the former head of the IT group. The Company's results in future periods will not include any operations of this group. Revenues of the group for the first 9 months of 1999 were less than 5% of the Company's total revenue.

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

RESULTS OF OPERATIONS-NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenue for the nine months ended September 30, 1999 increased by 7%, or $1,227,180 to $19,277,240 over the comparable period in 1998. Principal reasons for the increase were higher demand for the Company's Reprographics, Information Technology, and Imaging groups which offset a decline in revenue for the Facilities Management business.

The Company's gross profit improved by 83%, or $2,168 ,983 for the nine months ended September 30, 1999 compared to the same period in 1998, as cost of sales decreased from 86% to 76% of sales. The gross margin percentage for the nine months ended September 30, 1999 was 24% compared to 14% for 1998. The major improvements in margins were from the Reprographics and Imaging groups, reflecting improvements in labor utilization, other cost controls, and the consolidation of the Imaging Division to our Virginia location.

Selling expenses for the nine months ended September 30,1999 decreased by $294,279 over the same period last year. As a percentage of sales, selling expenses were 9% and 11% for the nine months ended September 30, 1999 and 1998, respectively. Selling expenses are primarily commissions based on sales and the improvement reflects a revised commission rate schedule implemented in 1999.

Administrative expense for the nine months ended September 30, 1999 increased by $648,573 over the same period last year due primarily to increases in administrative staffing and costs associated with expansion. As a percent of sales, administrative expense was 14% for the nine month period in 1999 as compared to 12% for the same period last year.

 .

NET EARNINGS (LOSS)

For the nine months ended September 30, 1999 the Company's net earnings were $63,893 compared to a loss of $1,125,230 for the same period last year. Profits amounted to $ 0.01 basic earnings per share and $0.01 diluted earnings per share compared to losses of $ 0.23 for basic and diluted for the same period last year. Shares outstanding for the nine months ended September 30, 1999 were 4,846,669 basic and 4,938,302 diluted. For the nine months ended September 30, 1998 shares outstanding were 4,819,669 basic and 4,900,814 diluted. The Company had an income tax benefit of $ 489,000 versus an income tax expense of $0.00 for the nine months ended September 30, 1998 and 1999 respectively.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes its market risk exposure with regard to its financial instruments is limited to changes in interest rates. Based upon the composition of the Company's variable rate debt outstanding at September 30, 1999 which is primarily borrowings under the working capital line of credit, the Company does not believe that a hypothetical increase in the bank's prime rate of interest or the 30 day LIBOR rate would be material to net income.

LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 1999 AND SUBSEQUENT ACTIVITY

The Company has funded its expansion and growth by utilizing internally generated cash flow and long term financing, where appropriate, for significant capital outlays. The Company anticipates that cash flow from operations and credit facilities will be sufficient to meet the Company's expected cash requirements for the next twelve months. There can be no assurances that unforeseen events will not require more working capital than the Company has at its disposal.

The Company has a secured a $2,500,000 line of credit with a financial institution. The line of credit bears interest at the financial institution's prime rate or the 30 day LIBOR rate plus 2.25%, payable monthly. The line of credit will be utilized to finance accounts receivable and other working capital needs. As of September 30, 1999 there were advances under the line that totaled $420,150. The Company also has a $1,100,000 term note to refinance certain capital leases at more favorable interest rates. The note is payable in 48 monthly installments, bears interest at the rate of 9.02%, and matures on April 30, 2001. The balance on the note at September 30, 1999 was $412,500.

During the nine months ended September 30, 1999 and 1998, the Company's principal uses of cash were to fund fixed asset purchases, pay off long-term debt, changes in staffing requirements and relocation costs and expenses.

RESULTS OF OPERATIONS-THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenue for the three months ended September 30, 1999 decreased 4% or $246,518 to $6,355,283 over the same period in 1998. The decline was mainly a result of decreased demand in the Facilities Management and Information Technology groups offset by an increase in the Imaging Division.

The Company's gross profit improved by $420,465 or 34% for the three months ended September 30, 1999 compared to the same period in 1998. As a percentage of sales, the gross profit margins were 26% and 17% for the three months ended September 30, 1999 and 1998. Improved profit margins were experienced in all divisions of the Company in 1999.

Selling Expenses declined by $80,010 to a level of 10% of sales from 11% of sales for the three months ended September 30, 1999 as compared to September 30, 1998 Selling expenses are mainly sales commissions, and reflect a revised sales compensation plan implemented in 1999.

Administrative expenses increased by $269,690 over the third quarter of 1998 resulting mainly from additional support staff and costs associated with expansion of the business.

The net loss for the three months ended September 30, 1999 was $159,544 compared to a loss of $336,874 for the comparable period in 1998. The 1998 result included a tax benefit of $38,500 compared to zero tax benefits in 1999.

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

Date:    November 15, 1999

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