Form 10KSB
period 1999-12-31
ON SITE SOURCING INC
filed 2000-03-30
CIK 1012141

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1999
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

Securities registered under Section 12(b) of the Exchange Act: NONE
                                                               ----
Securities registered under Section 12(g) of the Exchange Act:

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $ 26,670,903.

Aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 15, 2000 was approximately $17,529,860 based upon the closing price reported for such date on the Nasdaq SmallCap Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer's shares of common stock as of March 30, 2000 was 4,900,740.

Transitional Small Business Disclosure Format             Yes      No  X
                                                              ---     ---

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS
---------------------------------

On-Site Sourcing, Inc. ("On-Site", "Company", "We" or "Us") provides digital imaging, document management, litigation reprographics services and facilities management to law firms, corporations, non-profit organizations, accounting firms, financial institutions and other organizations throughout the East Coast of the United States. In order to meet the highly specialized requirements of each client, we offer a variety of customized reprographic and facilities management services. We provide reprographic and imaging services 24 hours-per-day, seven days-per-week including copying, binding, labeling, collating and indexing in support of complex document-intensive litigation as well as higher volume production of manuals, brochures and other materials for corporations and non-profit organizations. We also provide on-premises management of customers' support services including mailroom operations, facsimile transmission, records and supply room management and copying services.

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

         STRATEGY. During 1999, as part of our strategic planning process, we refocused on our three core strengths - imaging, digital printing and legal copying - all of which are critical components in the development and maintenance of a strong document management capability. We reworked the imaging business model and sold the Information Technology business. During our strategic planning process, our goal was to identify specific actions that would give us a competitive advantage. We received a U.S. patent for a process that captures billable data from our photocopier. This technology will be integrated into a web based document management system that will include tracking, billing and electronic file management systems.

         We also plan to continue to consider making selective acquisitions that will deepen our base in a particular geographic location or that will complement our existing capabilities. We will look for strategic partnerships with document management hardware providers and continue to develop new proprietary processes to achieve our goal of being a leader in e-based document management.

         We earn a significant portion of our revenue by providing reprographic, imaging and litigation support services to law firms and corporations. This accounts for approximately 88 percent of the Company's revenue. Facilities management accounts for approximately 12 percent of the revenue. Each service, while independent to the client, shares personnel and resources in order to minimize costs and provide high quality services.

         OPERATIONS. We provide our services through regional offices in metropolitan Washington, DC, Philadelphia, PA, New York, NY, Baltimore, MD, and Atlanta, GA. These facilities maintain staff, equipment, supplies and training facilities in order to provide reprographic, imaging, and litigation support services to a variety of customers. We place professional management at each regional office and provide employees with ongoing training in equipment operation and maintenance, customer satisfaction, interpersonal skills, and quality control. Equipment and supplies are provided by numerous regional and national vendors.

         Our facilities management services provide reprographic, mailroom and facsimile and other services required on the premises of its customers. We conduct a comprehensive analysis of each client's needs and tailor the services provided to these needs based on volume, time, and quality requirements. At facilities management locations, we provide on-site management of the client's support services such as copy, mail, supply and records rooms. Mailroom services include distributing all mail and interoffice correspondence; processing, logging and billing outgoing mail, parcels and special courier items; logging, billing, and tracking transmission of outgoing facsimiles and distributing incoming facsimiles. In the supply room services, we provide all required materials through a "Just in Time" system designed to minimize the costs of logging and tracking materials provided. Records room services include utilization of bar code applications and state-of-the-art imaging and scanning equipment to store documents and data base information for quick retrieval and copying. Copy room management involves tracking, logging and billing all copies, and providing repair services to copy machines.

In addition, specialized proprietary software generates operating data that allows us to analyze vendor, copy and overtime costs, as well as copy volume, and to prepare profit and loss statements that offer solutions to productivity problems.

         Our reprographic and litigation support services to law firms and corporations include copying, binding, drilling, "Bates" stamping, labeling, collating, indexing, assembling and quality review. We have technology which allows customers to "telecommute" by sending documents instantaneously via the Internet to computers at On-Site. The documents are then transferred into the memory of a copy machine and reproduced.

         Our imaging and digital printing services allow for the transfer of information from paper documents into electronic media. Services include case management consulting, indexing/coding, scan to image, blowback printing, document enlargement and document search and retrieval services. We believe that these services will continue to expand as we incorporate our web-based strategy for managing documents.

         CUSTOMERS. Our customers include law firms, non-profit organizations, corporations, accounting and consulting firms, financial institutions and other organizations throughout the East Coast of the United States. Our customer base is the premium service segment of the market in which speed, accuracy and quality are critical. Our clients include many of the largest law firms and business entities in the markets served.

         EMPLOYEES. We continuously recruit, train and offer benefits and other incentives to personnel in order to develop and retain a qualified and reliable staff. Under our training program, all personnel receive training covering the use and maintenance of equipment, interpersonal skills and operating procedures. We place a strong emphasis on employee relations and engage in team building, and employee empowerment practices, as well as providing incentives, including a stock option plan, that are specifically designed to encourage and reward employee performance. Additionally, all employees are bonded, sign confidentiality agreements and agree to undergo drug tests. We believe these programs result in higher employee productivity and professionalism. As of December 31, 1999, the Company had approximately 375 full-time employees, of which 4 are in executive positions. None of our employees are represented by a labor union and we consider our employee relations to be satisfactory.

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

         With the genesis of SiteTrax, we have effectively automated all peripheral functions. SiteTrax manages every step of the production and management process, from logging in projects, tracking them throughout the production and quality control process through shipping and delivery. SiteTrax tracks mail, fax courier, and box distribution, materials usage, operator distribution/ workflow, productivity and quality control efficiency. It also provides integrated cost accounting and invoicing, all at the click of a mouse. These automated processes make our production and management process more efficient and productive. The resultant savings are passed on to our clients in the form of greater investment in quality control, competitive pricing, and superior tracking, reporting and accountability.

         During 1999, we received a U.S. patent for our real-time invoicing and productivity analysis technology. The proprietary process, which is called Costrax, will enable us to automate certain billing and job tracking functions which will create an improved document management capability for our customers. The system networks copy machines and tracks the number of copies made, the client to be billed, the specific matter involved and the employee making the copies. This system is designed to increase our appeal to potential clients based on price and performance.

         We rely on confidentiality and non-competition agreements with our employees in order to protect our proprietary know-how and employ various methods to protect the software, concepts, ideas and documentation of its proprietary technology. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar know-how or obtain access to our know-how or software, concepts, ideas and documentation. Furthermore, although we have and expect to have confidentiality and non-competition agreements with its employees, consultants, and appropriate vendors, there can be no assurance that such arrangements will adequately protect trade secrets.

ITEM 2.   DESCRIPTION OF PROPERTIES
-----------------------------------

         Our executive offices and reprographic operations which service the metropolitan Washington, DC area are located in approximately 31,000 square feet of leased space in Arlington, Virginia. The lease provides for a base annual rent of $450,000 and an expiration date in December 2001. In addition, from time to time and based on customer needs, we may execute month-to-month leases for additional space in the same or adjacent buildings as the Arlington, Virginia facility. We lease approximately 5,500 square feet of additional space under a lease agreement which provides for a base annual rent of $110,000 and an expiration date in December 2000.

         We lease approximately 10,500 square feet of office space in Philadelphia, PA. The lease provides for a base annual rent of $154,700 and an expiration date in October 2000.

         We lease warehouse storage space located in approximately 12,500 square feet of leased space in Brentwood, MD. The lease provides for a base annual rent of $48,000 with additional operating costs of $2,000 per year and an expiration date in August 2000.

         We lease warehouse storage space located in approximately 11,500 square feet of leased space in Alexandria, Virginia. The lease provides for a base annual rent of $75,000 and an expiration date in March 2001.

         We have offices located in approximately 18,000 square feet of leased space in Atlanta, GA. The lease provides for a base annual rent of $91,200 and an expiration date in April 2005.

         We have offices located in approximately 14,100 square feet of leased space in New York, NY. The lease provides for a base annual rent of $268,000 with an annual 3 % increase on November 1 of each subsequent year through November 2005. The lease expiration date is October 31, 2006.

         We have offices located in approximately 9,700 square feet of leased space in Baltimore for a base rent of $138,000 with a 3% annual increase each subsequent year. The lease expires on February 14, 2008.

         We believe that our current facilities are adequate for our current and reasonably foreseeable future needs for the markets that each facility serves and that additional physical capacity at our current facilities is available to accommodate expansion, if required.


ITEM 3.   LEGAL PROCEEDINGS
---------------------------

         In the opinion of the Company's management, there are no legal proceedings pending to which the Company is a party or to which any of its properties is subject, other than ordinary, routine litigation incidental to the business which is not expected to have a material adverse effect on the results of operations, financial condition or cash flows of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

         During the fourth quarter of 1999, covered by this report, no matters were submitted to a vote of our security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDERS' MATTERS
         ----------------------

PRICE RANGE OF COMMON STOCK
---------------------------

         The following table shows the high and low closing bid prices for the Common Stock in the over-the-counter market. The Common Stock, Warrants and Units (comprised of two shares of common stock and one Common Stock Purchase Warrant) of On-Site Sourcing, Inc. are listed on the Nasdaq SmallCap Market and trade under the symbols "ONSS", "ONSSW" and "ONSSU", respectively. The table below represents the quarterly high and low sales prices for each quarter in 1998 and 1999.(1)

         The quotations represent prices between dealers in securities, do not include retail markup, markdowns or commissions and may not necessarily represent the actual transactions.

==========================================================================================================================
                                                 COMMON STOCK                 WARRANTS                    UNITS
==========================================================================================================================
Quarter Ended:                               HIGH           LOW          HIGH          LOW         HIGH          LOW
--------------------------------------------------------------------------------------------------------------------------
March  31, 1998                              3.630         2.810         .813         .344         7.875        5.625
--------------------------------------------------------------------------------------------------------------------------
June 30, 1998                                3.130         2.130         .594         .344         6.625         4.50
--------------------------------------------------------------------------------------------------------------------------
September 30, 1998                           2.310         1.060         .438         .156         5.250         2.50
--------------------------------------------------------------------------------------------------------------------------
December  31, 1998                           1.840         1.030         .406         .125         3.750        2.125
--------------------------------------------------------------------------------------------------------------------------
March  31, 1999                              2.25          1.188         .344         .188         5.00          3.25
--------------------------------------------------------------------------------------------------------------------------
June 30, 1999                                2.438         1.406         .313         .188         3.625        3.125
--------------------------------------------------------------------------------------------------------------------------
September 30, 1999                           1.75          1.063         .250         .156         3.125         3.00
--------------------------------------------------------------------------------------------------------------------------
December 31, 1999                            1.656          .969         .250         .125         3.00         2.125
==========================================================================================================================


(1) The Company issued units comprised of two shares of Common Stock and one Common Stock Purchase Warrant in connection with the initial public offering. The Units began trading on the Nasdaq SmallCap Market on July 11, 1996 and the Common Stock and Warrants began trading separately on August 19, 1996 with the Units also continuing to trade.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         As of December 31, 1999, there were 44 holders of record and approximately 1,170 beneficial owners of the Common Stock.

DIVIDENDS

         We have never paid cash dividends on our common stock. Payment of dividends will be within the discretion of the our Board of Directors and will depend on, among other factors, earnings, capital requirements, and the operating and financial condition of the Company. At the present time, we anticipate retaining future earnings, if any, in order to finance the development of our business activities.

RECENT ISSUANCES OF COMMON STOCK

On February 15, 1999 the Company issued 27,000 shares of its Common Stock pursuant to the exercise of employee stock options. The sales of securities described above were made in reliance upon Section 4(2) of the 1933 Act, which provides exemptions for transactions not involving a public offering, and the certificates for the securities bear a legend accordingly.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

         The information in this section should be read in conjunction with the information contained in the financial statements and related notes in "Item 7. Financial Statements."

         This Annual Report on Form 10-KSB, including the documents Incorporated by reference, contains forward looking statements within the meaning of Section 21B of the Securities Exchange Act of 1934, as amended. Such statements appear in a number of places in this Annual Report, including without limitation, under "Item 6. Management's Discussion and Analysis" and within the information related to the impact of the year 2000. When the company refers to forward-looking statements or information, sometimes the Company uses words as "may," "will," "could," "should," "plans," "intends," "expects," "believes," or similar expressions. All subsequent written and oral forward-looking statements attributable to the Company and persons acting on its behalf are qualified by their entirety by the cautionary statements contained in this Annual Report. Actual events or results may differ materially from those discussed in forward-looking statements. The company undertakes no duty to update any forward-looking statements, or to publicly release the results if it revises any of them. Factors which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to:

         [the following are intended as examples only]

     - the loss of any key employees could adversely impact its ability to secure and complete engagements because the Company's business involves the delivery of professional services and is labor intensive;

     - the availability and terms of additional capital or debt financing to fund future acquisitions and for working capital purposes;

     - significant competition for business opportunities because of the fragmented nature of companies offering similar services and the low barrier of entry;

     -    fluctuations of revenue and operating income between quarters.

GENERAL

         We began to provide reprographic and facilities management services to the premium service segment of the Philadelphia, PA market in June 1993. We subsequently expanded our geographic market to include Washington, DC, Baltimore, MD, New York, NY and Atlanta, GA. In November 1996, we expanded the scope of our reprographic services to include imaging and scanning. In 1998 the Company formed its Information Technology Division to provide a full range of technology services to law firms and other professional service organizations. During 1999, we subsequently sold our Information Technology Division. Revenues from reprographic, imaging services, information technology and litigation support account for approximately 88% of total revenues while facilities management accounts for 12% of total revenue for the year ended December 31, 1999.

          The revenue provided by the reprographic and imaging services vary depending on the volume of work orders received, with the months of August and December historically being slow periods. Revenues are collected on a monthly basis for facilities management contracts with payment due on the first of the following month, while reprographic and imaging and digital printing service revenues are collected on a per job basis.

         We have implemented a growth strategy based on certain e-commerce initiatives including the development of an interactive business-to-business web site and investment in human resources and technology to fully integrate our future expansion plans with technological advances in order to meet the changing needs of our customers.

         Our strategy consists of focusing on Internet-based document management services in our three core businesses - imaging, digital printing and legal copying. Our plans include positioning ourselves to become a national e-based document management leader through product enhancements, development of new technology, formation of strategic partnerships with document management companies and selective acquisitions in new and existing markets.

         During 1999, we received a U.S. patent for Costrax, a real-time invoicing and productivity analysis technology, which allows us to capture real-time, billable data from our photocopier machines. The technology will integrate the data into a web-based document management system. The system, based on state-of-the-art shipping, tracking, billing and electronic file management systems will provide the foundation for our Internet/web-based initiatives.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

REVENUES

         Our revenues are primarily derived from reprographics, imaging services, litigation support and facilities management services. Revenues in 1999 of $26.67 million were 2.7% higher than 1998 levels of $25.97 million. Reprographics revenues in 1999 were $20.25 million, almost equal to 1998 levels of $20.45 million.

         Revenue from imaging services increased from $1.3 million in 1998 to $2.23 million in 1999, with the largest increase occurring during the 4th quarter of 1999 as we identified and actively pursued imaging opportunities which resulted in an increased volume of imaging work orders fulfilled at our various locations.

COSTS, EXPENSES AND GROSS PROFIT

         The gross profit in 1999 was $7.3 million, an increase of 72% from 1998 levels of $4.25 million. As a percentage of revenue, 1999 gross profit was 27.38% compared to 16.37% in 1998. A major contribution to the improvement in margins was from the growth of the imaging division which contributes higher margins and the elimination of the information technology division, which was sold in September 1999.

         Improved cost controls implemented in 1999 and improved management of our labor force in the reprographics operations resulted in increased efficiencies and improved gross margins. As unprofitable contracts ended, facilities management gross profits improved in 1999. The imaging division experienced a steady improvement in gross profit during 1999 and the information technology operations, which continued to experience lower than expected gross profits, were divested during the 3rd quarter of 1999.

         Selling expenses, consisting predominantly of sales commissions, remained constant at 10.1% of sales. Administrative expenses increased from $3.0 million in 1998 to $3.7 million in 1999. Completion of the implementation of a financial accounting system and increased administrative staff resources contributed to the increase in administrative expenses.

         Other Income increased $118,762 in 1999 primarily due to the sale of the information technology division in September 1999.

         Provision for income taxes of $189,000 resulted from 1999 pre-tax earnings compared to a 1998 loss. The net operating loss carry forward at December 31, 1999 is $197,000 and expires in 2014.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our expansion and growth by utilizing internally generated cash flow, long term financing, and a commercial line of credit. We anticipate that the cash flow from operations and credit facilities will be sufficient to meet the our expected cash requirements for the next twelve months. There can be no assurances that unforeseen events may not require more working capital than we have at our disposal.

         In order to assure additional working capital is available to us to fund our growth and expansion, we have available a $2,500,000 working capital line of credit. The working capital line of credit is subject to certain financial covenants and bears interest at the bank's prime rate of interest or the 30 day LIBOR rate plus 2.25%. The underlying loan has a maturity date of April 30, 2000. At December 31, 1999 net advances totaling $469,475 were made under this agreement.

         In addition, we have obtained financing for certain equipment and vehicles. The notes are secured by the equipment and vehicles, at rates ranging from 5% to 9.7% and mature at various times between 2000 and 2003.

         During 1999, we repurchased 14,300 shares of our common stock. The shares were repurchased on the open market and will be held for future initiatives.

         On March 2, 2000, we entered into a non-binding letter of intent to purchase certain assets and assume certain note and lease obligations of an offset printing and pre-press service company. We are currently negotiating terms of the transaction.

         We believe our market risk exposure with regard to our financial instruments is limited to changes in interest rates. Based upon the composition of our variable rate debt outstanding at December 31, 1999 which is primarily borrowings under the working capital line of credit, we do not believe that a hypothetical increase in the bank's prime rate of interest or the 30 day LIBOR rate would be material to net income.

YEAR 2000

We successfully completed our program to ensure Year 2000 readiness. As a result, we had no Year 2000 problems that affected its business, results of operations or financial condition.

ITEM 7.   FINANCIAL STATEMENTS
------------------------------

INDEX TO FINANCIAL STATEMENTS
                                                                 PAGE

INDEPENDENT AUDITORS' REPORT                                        9

FINANCIAL STATEMENTS

         BALANCE SHEETS AS OF DECEMBER 31, 1999 AND 1998           10

         STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
         DECEMBER 31, 1999 AND 1998                                11

         STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
         YEARS ENDED DECEMBER 31, 1999 AND 1998                    12

         STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
         DECEMBER 31, 1999 AND 1998                                13

         NOTES TO FINANCIAL STATEMENTS                             15

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
On-Site Sourcing, Inc.

         We have audited the accompanying balance sheets of On-Site Sourcing, Inc., as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of On-Site Sourcing, Inc., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Bethesda, Maryland
January 31, 2000, except for Note 7
    which is dated March 1, 2000

                             On-Site Sourcing, Inc.

                                 BALANCE SHEETS

                           December 31, 1999 and 1998


                                                                         1999             1998
                                                                       -------------   -------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $     22,682    $          -
  Accounts receivable, net                                                6,462,624       5,922,028
  Supplies                                                                  502,361         449,366
  Prepaid expenses                                                          162,484         136,758
  Notes receivable, current portion                                          41,941               -
                                                                       -------------   -------------
          Total current assets                                            7,192,092       6,508,152

PROPERTY AND EQUIPMENT, net                                               4,104,106       4,367,995
OTHER ASSETS
  Note receivable, net of current portion                                   270,000               -
  Other assets                                                               82,931          75,063
                                                                       -------------   -------------
          Total assets                                                 $ 11,649,129    $ 10,951,210
                                                                       =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                      $ 1,808,633     $ 2,018,250
  Accrued and other liabilities                                             806,858         694,333
  Line of credit                                                            469,475         141,345
  Current portion of long-term debt                                         571,707         472,824
  Deferred income taxes                                                      38,573               -
                                                                       -------------   -------------
          Total current liabilities                                       3,695,246       3,326,752

NONCURRENT LIABILITIES
  Long-term debt, net of current portion                                    528,687       1,169,454
  Deferred rent                                                             133,568         121,911
  Deferred income taxes                                                     347,609         197,182
                                                                       -------------   -------------
          Total liabilities                                               4,705,110       4,815,299

Commitments                                                                       -               -

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 20,000,000 shares
       authorized; 4,851,669 and 4,824,669 shares issued outstanding         48,517          48,247
  Preferred stock, $.01 par value, 1,000,000 shares
       authorized, no shares issued and outstanding                               -               -
    Subscription receivable                                                 (50,400)        (50,400)
    Additional paid -in capital                                           6,469,921       6,432,691
    Treasury stock (19,300 and 5,000 shares of common stock at cost)        (44,331)        (25,000)
    Accumulated earnings (deficit)                                          520,312        (269,627)
                                                                       -------------   -------------
                                                                          6,944,019       6,135,911
                                                                       -------------   -------------
          Total liabilities and stockholders' equity                   $ 11,649,129    $ 10,951,210
                                                                       =============   =============


                 See accompanying notes to financial statements

                             On-Site Sourcing, Inc.

                            STATEMENTS OF OPERATIONS

                     Years ended December 31, 1999 and 1998


                                                     1999                1998
                                                 -----------         -----------
Revenue                                          $26,670,903         $25,965,723
Cost of revenue                                   19,368,458          21,713,453
                                                 -----------         -----------
   Gross profit                                    7,302,445           4,252,270
                                                 -----------         -----------
Selling and marketing                              2,703,755           2,645,776
Administrative                                     3,742,909           3,025,825
                                                 -----------         -----------
                                                   6,446,664           5,671,601
                                                 -----------         -----------
   Earnings (loss) from operations                   855,781          (1,419,331)
                                                 -----------         -----------
Other income (expense)
   Other income                                      348,054             229,292
   Other expense, primarily interest                (224,896)           (236,574)
                                                 -----------         -----------
                                                     123,158              (7,282)
                                                 -----------         -----------
Earnings (loss) before income taxes                  978,939          (1,426,613)
Income tax expense (benefit)                         189,000            (429,000)
                                                 -----------         -----------
   Net earnings (loss)                           $   789,939         $  (997,613)
                                                 ===========         ===========

   Basic earnings (loss) per share                    $ 0.16             $ (0.21)
   Diluted earnings (loss) per share                  $ 0.16             $ (0.21)


                       See notes to financial statements

                             On-Site Sourcing, Inc.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1999 and 1998

                                                  Additional                                   Retained
                             Common       Common   paid-in    Subscriptions   Treasury stock   (deficit)
                             shares       stock    capital      receivable      (Common)        earnings             Total
                           ----------   --------  ----------  --------------  --------------  ----------        -------------------
Balance at
December 31, 1997           4,802,221   $48,022   $6,367,379  $ (50,400)      $      -         $727,986            $7,092,987

Sale of common stock           22,448       225       65,312          -              -                -               65,537

Common stock reacquired             -         -            -          -        (25,000)               -              (25,000)

Net loss                            -         -            -          -              -         (997,613)            (997,613)
                            ---------   -------   ----------   ---------     ---------        ---------          -----------

Balance at
December 31, 1998           4,824,669    48,247    6,432,691    (50,400)       (25,000)        (269,627)           6,135,911

Sale of common stock           27,000       270       37,230          -              -                -               37,500

Common stock reacquired             -         -            -          -        (19,331)               -              (19,331)

Net earnings                        -         -            -          -              -          789,939              789,939
                            ---------   -------   ----------   ---------     ---------        ---------          -----------

Balance at
December 31, 1999           4,851,669   $48,517   $6,469,921  $ (50,400)      $(44,331)        $520,312           $6,944,019
                            =========   =======   ==========  ==========     =========        =========


                       See notes to financial statements

                             On-Site Sourcing, Inc.

                            STATEMENTS OF CASH FLOWS

                      Year ended December 31, 1999 and 1998

                                                                       1999               1998
                                                                  ----------------   ----------------
Cash flows from operating activities
  Net earnings (loss)                                                   $ 789,939         $ (997,613)
                                                                  ----------------   ----------------

Adjustments to reconcile net earnings
to net cash used in operating activities
  Depreciation                                                          1,057,820          1,037,175
  (Gain) loss on disposition of equipment                                       -            (29,524)
  Gain on disposition of division                                        (270,000)
  Changes in assets and liabilities                                             -
    Decrease (increase) in accounts receivable, net                      (540,597)            64,036
    Increase in prepaid supplies                                          (52,995)           (31,673)
    Decrease (increase) in prepaid expenses                               (25,726)            79,989
    Decrease (increase) in other assets                                    (7,869)            23,719
    Increase (decrease) in accounts payable - trade                      (209,615)            25,668
    (Decrease) increase in accrued  and other liabilities                 112,524           (230,153)
    Increase (decrease) in deferred rent                                   11,657             25,402
    (Decrease) increase in provision for income taxes                      61,943           (559,193)
    Increase (decrease) in deferred taxes                                 189,000            130,193
                                                                  ----------------   ----------------

      Total adjustments                                                   264,199            535,639
                                                                  ----------------   ----------------

      Net cash provided by (used in) operating activities               1,054,138           (461,974)
                                                                  ----------------   ----------------

Cash flows from investing activities
  Capital expenditures                                                   (793,930)        (1,090,034)
  Proceeds from disposition of equipment                                        -              9,501
  Advances in connection with sale of business division                   (50,000)
  Receipt of payments on notes receivable                                   8,059                  -
                                                                  ----------------   ----------------

      Net cash used in investing activities                              (835,871)        (1,080,533)
                                                                  ----------------   ----------------

Cash flows from financing activities
  Proceeds from sale of common stock and exercise of warrants              37,500             65,537
  Proceeds of long-term debt agreements                                         -            316,000
  Net borrowings short-term debt agreement                                328,130            141,345
  Payments under long-term debt agreements                               (541,884)          (471,077)
  Payments for reacquisition of common stock                              (19,331)                 -
                                                                  ----------------   ----------------

      Net cash provided by financing activities                          (195,585)            51,805
                                                                  ----------------   ----------------

      NET INCREASE (DECREASE) IN CASH                                      22,682         (1,490,702)
         AND CASH EQUIVALENTS

Cash and cash equivalents, beginning                                            -          1,490,702
                                                                  ----------------   ----------------

Cash and cash equivalents, end                                           $ 22,682                $ -
                                                                  ================   ================

                                  (continued)

                             On-Site Sourcing, Inc.

                      Year ended December 31, 1999 and 1998


                                                                                 1999          1998
                                                                              ----------    ----------
Supplemental disclosure of cash flow activities

Interest paid                                                                 $ 181,714     $ 194,585
                                                                              ==========    ==========

Income taxes paid                                                                     -             -
                                                                              ==========    ==========

Noncash investing and financing activities:

Fixed assets acquired under capital lease obligations                         $       -     $ 269,508
                                                                              ==========    ==========

Fixed assets acquired through long-term debt                                  $       -     $  21,509
                                                                              ==========    ==========

Purchase of treasury stock offset against note receivable                     $       -     $  25,000
                                                                              ==========    ==========

Proceeds from sale of equipment included in accounts receivable               $       -     $  65,000
                                                                              ==========    ==========

Issuance of note receivable in connection with sale of business division      $ 270,000     $       -
                                                                              ==========    ==========


                       See notes to financial statements

                             On-Site Sourcing, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


1.   ORGANIZATION

     NATURE OF BUSINESS

     On-Site Sourcing, Inc. (the "Company") was incorporated in the Commonwealth of Virginia on December 1992 and changed its state incorporation to Delaware in January 1996. The Company performs various services, including facilities management, litigation copying, and related services at customer and company locations. The facilities management and litigation copying services are performed in the metropolitan areas of Philadelphia, Pennsylvania; Washington, D.C.; Atlanta, Georgia; and New York, New York.

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

     RECLASSIFICATIONS

     Certain accounts in the 1998 financial statements have been reclassified to conform with the presentation.

     SEGMENT DISCLOSURES

     The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

     INCOME TAXES

     Deferred taxes are recognized based on the estimated future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Income tax expense (benefit) represents the current tax provision for the period and the change during the period in deferred and current tax assets and liabilities. Deferred taxes for temporary differences relate to depreciation, deferred rent installment sales and net operating loss carryforwards.

                             On-Site Sourcing, Inc.

                           December 31, 1999 and 1998


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     DEPRECIATION AND AMORTIZATION

     Property and equipment are stated at cost. Depreciation on property and equipment is computed on a straight-line basis over the estimated useful lives of the assets ranging from two to fifteen years for financial reporting purposes. Accelerated methods are used for tax purposes.

     Effective January 1, 1999, the Company increased its estimate of the useful life of certain equipment from five to fifteen years. The change resulted in an increase of net earnings of $174,570 or $0.04 per share for the year ended December 31, 1999.

     EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per share exclude dilution and are calculated using the average number of shares outstanding. Diluted earnings (loss) per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

                                                                        Year ended December 31
                                                                       1999                1998
                                                                -------------------  ------------------
Net earnings (loss) available for common shareholders (A)       $      789,939      $     (997,613)

Average outstanding:
   Common stock (B)                                                  4,838,727           4,818,220
   Employee stock options                                               71,197                   -

Common stock and common stock equivalents (C)                        4,909,924           4,818,220

Earnings (loss) per share:
   Basic (A/B)                                                  $          .16      $        (0.21)
   Diluted (A/C)                                                $          .16      $        (0.21)


Unexercised employee stock options to purchase 999,971 and 1,675,360 shares of the Company's common stock as of December 31, 1999 and 1998, respectively, were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during the respective period. In addition, since the Company had a net loss for the year ended December 31, 1998, no potential common shares to be issued are included in the computation of the diluted per share amount for that year as they would be antidilutive. Accordingly, for the year ended December 31, 1998, common stock equivalents totaling 130,285 are not included in the weighted average shares of common stock outstanding.

                             On-Site Sourcing, Inc.

                           December 31, 1999 and 1998


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     DEFERRED RENT

     Deferred rent is recorded and amortized to the extent the total minimum rental payments allocated to the current period on a straight-line basis are less than the cash payments required.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information, assumptions and valuation methodologies.

     SUBSCRIPTION RECEIVABLE AND NOTES RECEIVABLE

     Management believes that it is not practicable to estimate the fair value of notes because notes with similar characteristics are not available from the Company.

     LINE OF CREDIT AND LONG-TERM DEBT

     The carrying amounts approximate fair value.

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company complies with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amounts of net assets. Impairment, if any, is measured at fair value.

     CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of trade accounts receivable and cash. The Company places its cash with creditworthy, high quality financial institutions. Credit risk with respect to trade receivables is also limited because the Company deals with a large number of customers in a wide geographic area.

                             On-Site Sourcing, Inc.

                           December 31, 1999 and 1998


3.   COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

     ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following at December 31, :

                                                                              1999               1998
                                                                       -----------------   -----------------
Trade receivables                                                      $     6,979,040      $   6,306,209
Other receivables                                                               28,000            220,152
Allowance for uncollectible accounts                                          (544,416)          (604,333)
                                                                       -----------------   -----------------

                                                                       $     6,462,624      $   5,922,028
                                                                       =================   =================

OTHER ASSETS

Other assets consist of the following at December 31, :
                                                                             1999                1998
                                                                       -----------------   -----------------

Deposits                                                               $       67,756       $     47,389
Employee advances                                                              15,175             27,674
                                                                       -----------------   -----------------
                                                                       $       82,931       $     75,063
                                                                       =================   =================
PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, :

                                                                             1999                1998
                                                                       -----------------   -----------------
Copiers                                                                $    3,609,823       $  3,560,647
Computers, equipment and other                                              3,428,547          2,683,792
Vehicles                                                                      332,551            332,551
Accumulated depreciation                                                   (3,266,815)        (2,208,995)
                                                                       -----------------   -----------------
                                                                       $    4,104,106       $  4,367,995
                                                                       =================   =================


Depreciation expense charged to operations was $1,057,820 and $1,037,175 for the years ended December 31, 1999 and 1998, respectively.

                             On-Site Sourcing, Inc.

                           December 31, 1999 and 1998


3.   COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS (CONTINUED)

     ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities consist of the following at December 31, :

                                                                            1999               1998
                                                                     ------------------- ------------------
Accrued salaries, commissions, taxes and fringe benefits             $        459,192    $        484,732
Accrued sales tax payable                                                     155,670             109,581
Other accrued liabilities                                                     191,996             100,021
                                                                     ------------------- ------------------

                                                                     $        806,858    $        694,334
                                                                     =================== ==================

4.   SEGMENT INFORMATION

     The Company's reportable segments are strategic business units that offer different products and services. The Company has two reportable segments: reprographics and facilities management services. Reprographic services include copying, binding, labeling, collating and indexing materials. Facilities management services include on-premises management of the customer's support services, including mailroom operations, facsimile transmission, records and supply room management and copying services. Other operating segments include information technology and imaging services. During 1999, the company sold the information technology business segment (note 12).

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

                             On-Site Sourcing, Inc.

                           December 31, 1999 and 1998


4.   SEGMENT INFORMATION (CONTINUED)

Revenue and profit by reportable segment for the years ended December 31, 1999 and 1998 are as follows:

                     Reprographic services                    Facilities management services
                     ------------------------------------- --------------------------------------
                           1999                1998               1999               1998
                     ------------------ ------------------ ------------------- ------------------
Revenue              $     20,250,011   $     20,447,165   $      3,222,480    $      4,002,208

Segment profit              2,873,962   $      1,264,860            685,706             459,702


A reconciliation of segment revenue and profit to total revenue and earnings
(loss) from operations is as follows:

                                                                           1999               1998
                                                                    ------------------- ------------------
Revenue
   Total revenue for reportable segments                            $     23,472,491    $     24,449,373
   Other revenue                                                           3,198,412           1,516,350
                                                                    ------------------- ------------------

       Total revenue                                                $     26,670,903    $     25,965,723
                                                                    =================== ==================

Profit or loss
   Total profit for reportable segments                             $      3,559,668    $      1,724,562
   Other loss                                                             (2,703,887)         (3,143,893)
                                                                    ------------------- ------------------

       Earnings (loss) before other income, interest expense and
         income taxes                                               $        855,781    $     (1,419,331)
                                                                    =================== ==================

5.   LINE OF CREDIT

     At December 31, 1999 and 1998, the Company had available a working capital line of credit with a financial institution in the amount of $2,500,000. The working capital line of credit is collateralized by accounts receivable and certain equipment as described in the agreement. The working capital line of credit expires April 30, 2000 and is subject to certain financial covenants, including minimum tangible net worth requirements. The line of credit bears interest at the bank's prime rate or the 30-day LIBOR rate plus 2.25% (8.08% at December 31, 1999). As of December 31, 1999 and 1998,
     there were $469,475 and $141,345 advances made under this agreement, respectively.

                             On-Site Sourcing, Inc.

                           December 31, 1999 and 1998


6.  LONG-TERM DEBT

    Long-term debt is as follows:

                                                                                  1999                 1998
                                                                           -------------------- --------------
Equipment  note of  $1,100,000  at  9.02%,  collateralized  by  certain assets  of the  Company,  payable  in  equal  monthly  installments  of
$22,916 plus interest, maturing in March 2001.                             $      343,750         $  618,750

Equipment note at 8.75%,  collateralized  by the equipment,  payable in equal aggregate monthly installments of $5,594 plus interest,  maturing
in December 2001.                                                                 139,416            203,919

Vehicle  notes at 5.0%,  collateralized  by the  vehicles,  payable  in equal  aggregate  monthly  installments  of  principal  and interest of
approximately $983, maturing in October 2001.                                      21,518             31,954

Vehicle  notes at 9.7%,  collateralized  by the  vehicles,  payable  in equal  aggregate  monthly  installments  of  principal  and interest of
approximately $1,272, maturing in August 2001.                                     23,412             35,752

Equipment  note at 8.75%  collaterized  by the  equipment,  payable  in equal  aggregate  monthly  installments  of  principal  and interest of
approximately $7,380, maturing in July 2002.                                      210,124            282,235

Vehicle note at 6.88%,  collateralized by the vehicle, payable in equal
aggregate   monthly   installments   of   principal   and  interest  of
approximately $425, maturing in November 2003.                                     17,455             21,208

Capital leases obligations (see note 7)                                           344,719            448,460
                                                                           -------------------- --------------

                                                                                1,100,394          1,642,278
Less current maturities included in current liabilities                          (571,707)          (472,824)
                                                                           -------------------- --------------

                                                                           $      528,687        $ 1,169,454
                                                                           ==================== ==============

                             On-Site Sourcing, Inc.

                           December 31, 1999 and 1998


6.   LONG-TERM DEBT (CONTINUED)

     Aggregate maturities for long-term debt is as follows:

           Year ending December 31, 2000            $         571,707
                                    2001                      372,230
                                    2002                      125,391
                                    2003                       31,066
                                                    ------------------
                                                    $       1,100,394
                                                    ==================

7.   LEASES

     The Company leases its office facilities, copiers and office equipment under various operating and capital leases. Lease terms range from one to approximately six years. On March 1, 2000 the company entered into a new lease agreement for office space in Atlanta, GA, and terminated the existing lease. The new lease provides for fixed escalations in payments over the lease term through 2005.


     Minimum annual rental and lease commitments for leases with a remaining term of one year or more at December 31, 1999, are as follows:

Year ending December 31,                                              Capital leases     Operating leases
------------------------------------------------------------------- ------------------- --------------------
2000                                                                $        152,510   $        865,739
2001                                                                         143,735            692,840
2002                                                                          81,832            600,936
2003                                                                          27,308            480,059
2004                                                                               -            407,578
Thereafter                                                                         -            733,840
                                                                    ------------------- --------------------

Total minimum lease payments                                                 405,385    $      3,708,992
                                                                                        =====================

Less:     interest                                                            60,666
                                                                    -------------------

Present value of net minimum lease payments                         $        344,719
                                                                    ===================

                             On-Site Sourcing, Inc.

                           December 31, 1999 and 1998


7.   LEASES (CONTINUED)

     Fixed assets recorded under capital leases as of December 31, 1999 and December 31, 1998, total approximately $659,000 each year, representing reprographic machines, and computer equipment. Interest expense on the outstanding obligations under capital leases was approximately $45,717 and $15,400 for the years ended December 31, 1999 and 1998, respectively.

     Rent expense was $2,243,190 and $1,488,294 for the years ended December 31, 1999 and 1998, respectively.

8.   RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1999 and 1998, the Company recorded the following transactions with a shareholder and former officers.

     - During 1998, the Company billed a shareholder and former officer approximately $16,500 for reprographic services.

     - During 1998, the Company incurred approximately $40,000 for legal services rendered by a shareholder and former officer.

     - During 1996, the Company entered into a note agreement with a former officer/shareholder in the amount of $25,000. The loan bore interest at the prime rate of interest at the date of the loan (8.25%). All unpaid principal and accrued interest was repayable in September 1998. In November 1998, the Company repurchased shares of common stock in satisfaction for the note receivable.

     - In March 1996, the Company loaned $89,900 to Allen Outlaw. The loan bears interest at 6% per year. The balance of $50,400 at December 31, 1999 is due April 1, 2000.

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

10.  INCENTIVE STOCK OPTION PLAN

     The Company adopted an incentive stock option plan for 1998, 1997, 1996 and 1995 under which a pool of 700,000, 500,000, 242,000 and 510,000 shares, respectively, has been reserved. The plan is administered and terms of option grants are established by the Board of Directors. Under the terms of the plan, options may be granted to the Company's employees to purchase shares of common stock. Options become exercisable ratably over a vesting period as determined by the Board of Directors, and expire over terms not exceeding 10 years from the date of grant, three months after termination of employment, or one year after the death or permanent disability of the employee. The Board of Directors determines the option price (not less than fair market value) at the date of grant.

                             On-Site Sourcing, Inc.

                           December 31, 1999 and 1998


10.  INCENTIVE STOCK OPTION PLAN (CONTINUED)

     The Company applied APB Opinion No. 25 and related Interpretations in accounting for its plans. Had compensation cost been determined in accordance with FASB No. 123, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

Net income (loss):                                                         1999               1998
                                                                    ------------------ -------------------
    AS REPORTED                                                     $        789,939   $       (997,613)
    Pro forma                                                                634,985         (1,225,712)

Net income (loss) per common share - Basic:
    AS REPORTED                                                                  .16              (0.21)
    Pro forma                                                                    .13              (0.25)

Net income (loss) per common share - Diluted:
    AS REPORTED                                                                  .16              (0.21)
    Pro forma                                                                    .13              (0.25)

     All options granted during the years ended December 31, 1999 and 1998 were issued pursuant to the incentive stock option plans. The fair value of each option grant under the plan is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions for 1999 and 1998, respectively, were used: expected dividend yields of 0.0% and 0.0%, expected volatility rates of 72% and 48%, risk-free rates of 4.6% and 5.5% and expected lives of 1 to 4 years.

     At December 31, 1999 and 1998, the Company had outstanding options to sell 469,825 and 434,937 shares, respectively, of common stock to officers and directors at exercise prices ranging from $1.11 to $3 per share. The options expire through 2002.

     During 1999 and 1998, the Company granted options for 161,000 and 1,182,285 shares of common stock, respectively, at exercise prices ranging from $1.13 to $3.44 per share, respectively. The grant price per share was equal or greater than the market price at the date of grant. During 1999, options for 630,402 shares of common stock expired and 27,000 were exercised. As of December 31, 1998, options for 781,885 of the shares are vested and outstanding. As of December 31, 1999, options for 795,442 of the shares are vested with the remainder scheduled to vest through October 2002. The options expire through October 2006.

                             On-Site Sourcing, Inc.

                           December 31, 1999 and 1998


10.  INCENTIVE STOCK OPTION PLAN (CONTINUED)

     The following depicts activity in the plan for two years ended December 31, 1999:

                                                              Options outstanding

                                                                            Per share
                                                           Shares        exercise prices
                                                     ------------------ -------------------
Outstanding, January 1, 1998                                  966,755   $      1.10-3.25
     Options granted                                        1,182,225          1.13-3.44
     Options exercised                                          5,000               1.11
     Options expired                                          468,620          2.13-3.00
                                                     ------------------ -------------------

Outstanding, December 31, 1998                              1,675,360          1.10-3.00
     Options granted                                          161,000          1.38-1.88
     Options exercised                                         27,000               1.39
     Options expired                                          630,402          1.11-3.44
                                                     ------------------ -------------------

Outstanding, December 31, 1999                              1,178,958   $      1.10-3.44
                                                     ================== ===================

11.  INCOME TAXES

     The amounts and sources of the provision for deferred income tax expense (benefit) were as follows for the year ended December 31,:

                                                            1999               1998
                                                     ------------------ -------------------
Current
    Federal                                          $         52,147   $       (447,424)
    State                                                       9,796           (111,769)
                                                     ------------------ -------------------

                                                               61,943           (559,193)
Deferred
    Federal                                                   104,966            103,731
    State                                                      22,091             26,462
                                                     ------------------ -------------------

                                                     $        189,000   $       (429,000)
                                                     ================== ===================

                             On-Site Sourcing, Inc.

                           December 31, 1999 and 1998


11.  INCOME TAXES (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes. Components of the Company's deferred tax liability (benefit) are as follows:


                                                                          1999               1998
                                                                    ------------------ ------------------
     Excess of tax over financial accounting depreciation             $    385,724      $     365,477
     Loss carryforwards                                                    (79,531)          (138,315)
     Other                                                                  79,989            (29,980)
                                                                    ------------------ ------------------

     Deferred tax liability                                           $    386,182      $     197,182
                                                                    ================== ==================

     Beginning in 1998, the Company is required to report on the accrual basis for federal and state income tax purposes. In accordance with Internal Revenue Service Code, the amount of income tax due resulting from the conversion from cash to accrual is payable over 4 years. The income tax payable was offset by net operating loss carryforwards. At December 31, 1999, the company had approximately $197,000 of operating loss carry forwards that expire in 2014.

12.  EMPLOYEE BENEFIT PLAN

     The Company sponsors a plan to provide retirement benefits under the provision of Section 401(k) of the Internal Revenue Code (the 401(k) Plan) for all employees who have completed one year of service and have reached their 21st birthday. Company contributions may range from 0% to 100% of employee contributions. Employees may elect to contribute up to 25% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. During the years ended December 31, 1999 and 1998, respectively, the Company made no contributions to the 401(k) Plan.

13.  SALE OF INFORMATION TECHNOLOGY DIVISION

     On September 30, 1999, the Company entered into a purchase and sale agreement with a former stockholder and employee to sell the rights and contracts to provide certain information technology services to customers previously serviced by the Company's Information Technology Division. The sale price, in the amount $270,000, is financed by a note agreement between the Company and former shareholder. The note accrues interest at 8% per annum, is payable in interest only installments through September 2000 and in principal and interest installments until maturity in September 2002. At December 31, 1999, $270,000 remains payable to the Company.

     In connection with the sale, the Company entered into an additional note agreement with the former shareholder in the amount of $50,000. The note accrues interest at 8% per annum and is payable in monthly principal and interest installments until maturity in September 2000. At December 31, 1999, $41,941 remains payable to the Company.

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

                       NAME             AGE                       POSITION
        -----------------------------  -----          ---------------------------------
                                                    President, Chief Executive Officer and Chairman
Christopher J. Weiler                    37         of the Board
Allen C. Outlaw                          34         Executive Vice President-Marketing and Director
Alfred Duncan                            56         Executive Vice President/ Chief Financial Officer
John Sabanosh                            49         Vice President-Finance
Charles B. Millar                        39         Director
Jorge R. Forgues                         44         Director
Denis Seynhaeve                          44         Director


     CHRISTOPHER J. WEILER founded the Company with in December 1992 and has been President, Chief Executive Officer and a director of the Company since that time. Mr. Weiler graduated from the United States Naval Academy in 1985 and served in the United States Navy as a surface warfare officer and as a Navy Senate Liaison Officer on Capitol Hill, Washington, D.C. before joining Pitney Bowes Management Services in 1991. Since 1998, Mr. Weiler has served as Chairman of the Board.

     ALFRED DUNCAN joined the Company as Executive Vice President and Chief Financial Officer in July 1998. From June 1997 until July 1998, Mr Duncan served as Vice President and Chief Financial Officer of Meadowlanders, Inc., owners of the New Jersey Devils, a National Hockey League team. From 1992 until June 1997, Mr. Duncan was an independent management consultant to the computer, software and consumer electronics industries. Mr. Duncan holds a BSCE from Duke University and an MBA from Harvard University.

     ALLEN C. OUTLAW has been Executive Vice President of Marketing since September 1997. Prior thereto Mr. Outlaw served as Vice President of Sales and Marketing since joining the Company in March 1994. Mr. Outlaw has also served on the Board of Directors since March 1994. Prior to joining the Company, he held various positions in the investment industry, including owner and Director of Marketing of Justin Asset Management, a successful investment management firm from January 1991 until joining the Company.

     JOHN SABANOSH has been the Vice President of Finance since June 1998. Prior thereto, Mr. Sabanosh was Vice President of Phoenix International, LLC, an international trade and investment company. From 1991 until 1995, he was General Manager of FedComp, Inc., where he restored the software firm to profitability. He has a B.S. in Business from Virginia Polytechnic Institute and State University.

     CHARLES B. MILLAR has served as a Senior Vice President of the Washington D.C. investment banking firm of Johnston, Lemon & Co., Inc. since 1991. Mr. Millar joined the Board of Directors, Compensation and Audit Committees in August 1996.

     JORGE R. FORGUES has the position of Vice President - Finance, Latin America for PSINet, Inc. Prior thereto, from 1996 to 1998, Mr. Forgues served in the positions of Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer of Treev Corporation (formerly Network Imaging Corporation), a Herndon, Virginia based publicly traded software developer. From October 1993 to April 1996, Mr. Forgues was Vice President of Finance and Administration, Chief Financial Officer and Treasurer of Globalink, a Fairfax-based, publicly-traded, machine translation software company. []From 1992 to 1993, Mr. Forgues was the Director of Accounting for Spirit Cruises, a harbor cruise line with operations in nine states. Prior thereto, from 1987 to 1992, Mr. Forgues was Vice President of Finance at Best Software, Inc., a computer software developer.] Mr. Forgues joined the Board of Directors, Compensation and Audit Committees in July 1996.

     Messrs. Charles Millar and Jorge Forgues are the members of the Audit Committee of the Board of Directors. Messrs. Christopher Weiler, Charles Millar and Jorge Forgues are the members of the Compensation Committee of the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the best of the Company's knowledge, in 1999, all Officers, Directors and 10% shareholders have filed, on a timely basis, all forms required by
     Section 16(a) of the Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the compensation of the Company's Chief Executive Officer and the other most highly compensated executive officers (collectively, the "Named Executive Officers") whose annual compensation (salary and bonus) for services rendered in all capacities to the Company exceeded $100,000 for the years ended December 31, 1999, 1998 and 1997.

--------------------------------------------------------------------------------------------------------------------------------
                                       Annual Compensation                                            Long Term Compensation
--------------------------------------------------------------------------------------------------------------------------------
                                                                         Other                                  All
                                                                         Annual                                Other
Name and Principal Position                                            Compensation           Options/      Compensation
                                               Salary         Bonus         $                  SAR's             $
                                   Year           $             $                             (Shares)
--------------------------------------------------------------------------------------------------------------------------------
Christopher Weiler               1999          150,707       15,000            -                 -                   -
                                 -----------------------------------------------------------------------------------------------
President and CEO                1998          145,145         -               -               4,225                 -
                                 -----------------------------------------------------------------------------------------------
                                 1997          118,917       20,000            -                 -                   -
--------------------------------------------------------------------------------------------------------------------------------
Alfred Duncan                    1999          128,592         -               -               10,000                -
                                 -----------------------------------------------------------------------------------------------
Executive VP/Chief Financial
Officer                          1998           78,267         -               -               84,225                -
                                 -----------------------------------------------------------------------------------------------
                                 1997(2)          -            -               -                 -                   -
--------------------------------------------------------------------------------------------------------------------------------
John Sabanosh                    1999          112,146         -               -               15,000                -
                                 -----------------------------------------------------------------------------------------------
Vice President - Finance         1998           50,829                                         53,375
                                 -----------------------------------------------------------------------------------------------
                                 1997(2)          -            -               -                 -                   -
--------------------------------------------------------------------------------------------------------------------------------
Lance Waagner, VP -              1999(1)       109,383         -               -                 -                   -
                                 -----------------------------------------------------------------------------------------------
Information Technology           1998          148,754         -               -               77,500                -
                                 -----------------------------------------------------------------------------------------------
                                 1997             -            -               -                 -                   -
--------------------------------------------------------------------------------------------------------------------------------
Allen Outlaw                     1999          304,709         -               -                 -                   -
                                 -----------------------------------------------------------------------------------------------
Executive VP, Marketing          1998          222,604         -               -              107,800                -
                                 -----------------------------------------------------------------------------------------------
                                 1997           99,028         -               -                 -                   -
--------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Waagner terminated his employment with the Company effective September 30, 1999.

(2) Mr. Duncan and Mr. Sabanosh joined the Company in 1998

DIRECTOR COMPENSATION

Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. For 1998 and 1999, three outside directors each received options to purchase 40,000 and 10,000, respectively, shares of Common Stock vesting over a period of three years in equal portions at the end of each quarter.
The options were granted at the market price at the time of grant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table enumerates, as of December 31, 1999, the name and ownership, both by numerical holding and percentage interest, of the Company's common stock by (1) each person or group, known to the Company, who beneficially owns more than 5 percent of the Company's outstanding common stock; (2) the Directors and Executive Officers of the Company, individually, and (3) the Directors and Executive Officers as a group.

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

NAME                                                         # OF SHARES    APPROXIMATE % OF BENEFICIAL
                                                      BENEFICIALLY OWNED                  OWNERSHIP (1)
                                                      ------------------    ---------------------------
Denis A. Seynhaeve (2)                                           547,000                           9.5%
220 Wardour Drive
Annapolis, MD 21401
Christopher J. Weiler (3)                                        364,225                           6.3%
c/o the Company

Allen C. Outlaw (4)                                              264,800                           4.6%
c/o the Company

Alfred Duncan  (5)                                                88,225                           1.5%
c/o the Company

Charles B. Millar (6)                                             77,934                           1.4%
1101 Vermont Ave., N.W.
Washington, D.C. 20005

Jorge R. Forgues (7)                                              74,434                           1.3%
500 Huntmar Park Drive
Herndon, VA 20170

John Sabanosh (8)                                                 62,825                           1.1%
c/o the Company

All Officers and Directors as a group                          1,479,443                          25.7%


-----------

(1) Based on 4,851,669 shares of Common Stock outstanding as of December 31, 1999 and 910,612 shares of vested exercisable options.

(2) Includes 10,000 shares subject to options that are exercisable currently or exercisable within 90 days.

(3) Includes 4,225 shares subject to options that are exercisable currently or exercisable within 90 days.

(4) 162,000 shares are held by escrow agent pursuant to the Promissory Note and Escrow Agreement. See "Interest of Management and others in Certain Transactions - Loans and Guarantees". Includes 57,800 shares subject to options that are exercisable currently or exercisable within 90 days.

(5) Includes 88,225 shares subject to options that are exercisable currently or exercisable within 90 days.

(6) Includes 74,434 shares subject to options that are exercisable currently or exercisable within 90 days.

(7) Includes 74,434 shares subject to options that are exercisable currently or exercisable within 90 days.

(8) Includes 59,825 shares subject to options that are exercisable currently or exercisable within 90 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     During 1998, the Company granted options to purchase 277,237 shares of the Company's common stock at exercise prices ranging from $1.13 to $2.88 to five officers of the Company. The options vest in equal quarterly installments over a period of one to three years. At the date of the grant, these options were granted on terms no less favorable to the Company than those available to unaffiliated parties purchasing Shares of the Company's common stock.

     During July 1999, the Company granted options to purchase 10,000 shares of the Company's common stock at $1.38 per share to each of the Company's three outside directors. The options vest in equal quarterly installments over a period of one year. At the date of the grant, these options were granted on terms no less favorable to the Company than those available to unaffiliated parties purchasing Shares of the Company's common stock.

     During 1999, the Company granted options to purchase 25,000 shares of the Company's common stock at exercise prices ranging from $1.38 to $1.44 to two officers of the Company. At the date of the grant, these options were granted on terms no less favorable to the Company than those available to unaffiliated parties purchasing Shares of the Company's common stock.

     In connection with the Company's Initial Public Offering in 1996, the underwriter was granted 96,000 units, each consisting of two shares of the Company's common stock, $0.01 par value, and one common stock purchase warrant, at an exercise price of $8.45. In March 1999, the Company repriced each unit held by the underwriter at $3.50. There was no material impact to the financial position of the Company.

LOANS AND GUARANTEES

     In March 1996, the Company loaned $89,900 to Allen Outlaw, an officer/ director. The loan bears interest at 6%. The balance due at December 31, 1999 was $50,400.

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

10.19(5)          Lease with 443 Company/William Real Estate Co., Inc. for New York, NY office



10.20(5)          Lease with JRG/Lynn Associates 10/18/96

10.21(5)          Lease with Frederick Park Limited Partnership

10.22(5)          Fifth Amendment to Lease with Suburban Station Associates

10.23(2)          Revised 1996 Stock Option Plan

10.24(2)          1997 Stock Option Plan

10.25(5)          First Amendment to lease with Kingston Atlanta Partners, L.P.

10.26             Lease with Miller Properties.

10.27             Lease Modification with Williams Real Estate

10.28             1998 Stock Option Plan

10.29             Employment Agreement with Arne Christensen

10.30             Employment Agreement with Allen Outlaw

10.31             Employment Agreement with Alfred Duncan

10.32             Employment Agreement with Edward Hook

10.33             Employment Agreement with Jack Sabanosh

16.01(4)          Letter on change in certifying accountant

23.               Accountants Consents

23.1              Consent of Reznick Fedder & Silverman P.C.*

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

(2) Incorporated by reference to the Company's Post Effective Amendment to the Company's Registration Statement on Form SB-2 file No. 333-3544.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1996.

(4) Incorporated by reference to the Company's Current Report on Form 8-K dated November 29, 1996 and amended December 9, 1996.

(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1996

*    Filed Herewith. All other exhibits have been previously filed as indicated

(B)  REPORTS ON FORM 8-K

     None

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of March 2000.


                                    ON-SITE SOURCING, INC.


                                    BY:     /s/ Christopher J. Weiler
                                            ---------------------------------
                                            Christopher J. Weiler, President



In accordance with the Exchange, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.


SIGNATURE                                 TITLE                           DATE
---------                                 -----                           ----
/s/ CHRISTOPHER J. WEILER        President, Chief Executive
------------------------         Officer and Director                     March 30, 2000
Christopher J. Weiler

/s/ ALFRED DUNCAN
------------------------
Alfred Duncan                    Chief Financial Officer                  March 30, 2000

/s/ ALLEN OUTLAW                 Executive Vice President/Director         March 30, 2000
------------------------
Allen Outlaw

/s/ CHARLES B. MILLAR            Director                                 March 30, 2000
------------------------
Charles B. Millar
