Form 10-Q
period 2000-03-31
ON SITE SOURCING INC
filed 2000-05-15
CIK 1012141

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                           Commission File No. 0-20947

                             ON-SITE SOURCING, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    54 -1648470
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or organization)

         1111 North 19th Street, Sixth Floor, Arlington, Virginia 22209
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (703) 276-1123
-------------------------------------------------------------------------------
                         (Registrant's telephone number)

                                      NONE
-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes [x] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2000:

Common Stock, $.01 par value                                   4,930,740 shares

                             ON-SITE SOURCING, INC.
                                      INDEX

           PART I.         FINANCIAL INFORMATION

           Item 1.         Financial Statements:
                           Balance Sheets as of March 31, 2000 (unaudited)
                           and December 31, 1999                                        3

                           Statements of Operations for the Three
                           Months Ended March 31, 2000 and 1999 (unaudited)             4

                           Statements of Cash Flows for the Three
                           Months Ended March 31, 2000 and 1999 (unaudited)             5

                           Notes to Financial Statements - March 31, 2000 (unaudited)   6

           Item 2.         Management's Discussion and Analysis of Financial
                           Condition and Results of Operations and Liquidity            7

           Item 3.         Quantitative and Qualitative Disclosures About Market Risk  10

           PART II.        OTHER INFORMATION

           Item 1.         Legal Proceedings                                           12

           Item 2.         Changes in Securities and Use of Proceeds                   12

           Item 4.         Submission of Matters to a Vote of Security Holders         12

           Item 5.         Other Information                                           12

           Item 6.         Exhibits and Reports on Form 8-K                            12

                Signatures                                                             13


                             ON-SITE SOURCING, INC.
                                 BALANCE SHEETS


                                                                     Unaudited
                                                                      March 31,    December 31,
                                                                        2000           1999
                                                                  ------------    ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                    $     22,832    $     22,682
     Accounts receivable, net                                        9,582,792       6,462,624
     Prepaid supplies                                                  481,946         502,361
     Prepaid expenses                                                  254,562         162,484
     Notes receivable, current portion                                  41,941          41,941
                                                                  ------------    ------------
          Total current assets                                      10,384,073       7,192,092

     Property and equipment, net                                     4,555,218       4,104,106

OTHER ASSETS
     Notes receivable, net of current portion                          257,709         270,000
     Other assets, net                                                  63,525          82,931
                                                                  ------------    ------------
                                                                  $ 15,260,525    $ 11,649,129
                                                                  ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                                     $  2,050,017    $  1,808,633
     Line of Credit                                                  1,827,488         469,475
     Accrued and other liabilities                                   1,091,222         806,858
     Current portion of long-term debt                                 604,618         571,707
     Provision for income taxes, current                               690,577          38,573
                                                                  ------------    ------------
          Total current liabilities                                  6,342,678       3,695,246

Long-term debt net of current portion                                  444,290         528,687

Deferred rent                                                          148,568         133,568
Provision for Income taxes, net of current portion                        --              --
Deferred taxes                                                         347,609         347,609

Commitments and contingencies                                             --              --

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value, 20,000,000 shares authorized
       4,900,740 and 4,851,669 shares issued and outstanding            49,007          48,517
     Preferred stock, $.01 par value, 1,000,000 shares
       authorized, no shares issued and outstanding                       --              --
     Subscription receivable                                           (50,400)        (50,400)
     Additional paid in capital                                      6,596,627       6,469,921
     Treasury stock  (19,300 shares of common stock at cost)           (44,331)        (44,331)
     Accumulated Earnings (Deficit)                                  1,505,233         520,312
                                                                  ------------    ------------
                                                                     8,056,136       6,944,019
                                                                  ------------    ------------
                                                                  $ 15,260,525    $ 11,649,129
                                                                  ------------    ------------


      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ON-SITE SOURCING, INC.
                            STATEMENTS OF OPERATIONS


                                              Unaudited
                                         Three Months Ended
                                         March 31,     March 31,
                                          2000           1999
                                      -----------    -----------
Revenue                               $ 9,772,365    $ 6,330,596
Costs and expenses
     Cost of sales                      5,999,605      4,935,789
                                      -----------    -----------
                                      -----------    -----------
                                        3,772,760      1,394,807
                                      -----------    -----------

     Selling expense                      910,230        495,272
     Administrative expense             1,080,301        799,713
                                      -----------    -----------
                                        1,990,531      1,294,985
                                      -----------    -----------

     Earnings from operations           1,782,229         99,822

     Other income                           2,335         23,682
     Other expense                       (147,644)       (45,284)
                                      -----------    -----------
                                         (145,309)       (21,602)
                                      -----------    -----------

Earnings before income taxes            1,636,920         78,220
Income tax expense                        652,000           --
                                      -----------    -----------

Net Earnings                          $   984,920    $    78,220
                                      -----------    -----------

Basic earnings per common share       $      0.20    $      0.02
Diluted earnings per share            $      0.19    $      0.02

Weighted average shares outstanding
     Basic                              4,881,440      4,819,669
     Diluted                            5,262,309      4,895,299


      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ON-SITE SOURCING, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                   Unaudited
                                                                               Three Months Ended
                                                                                    March 31,
                                                                             2000                1999
                                                                       ------------       -------------
Cash flows from operating activities
     Net earnings (loss)                                               $    984,920       $      78,220
                                                                       ------------       -------------
Adjustments to reconcile net earnings to net cash
     (used in) provided by operations
Depreciation and amortization                                               302,492             296,067
Loss (gain) on disposition of equipment                                          --                  --
Changes in assets and liabilities
     (Increase) decrease in accounts receivable, net                     (3,120,168)            303,791
     (Increase) decrease in prepaid supplies                                 20,415             (73,072)
     (Increase) decrease in prepaid expenses                                (92,078)            (60,053)
     (Increase) decrease in other assets                                     19,406              27,673
     Increase (decrease) in accounts payable - trade                        241,384            (500,956)
     Increase in accrued and other liabilities                              284,364            (131,586)
     Increase (decrease) in deferred rent                                    15,000                  --
     Increase (decrease) in provison for income taxes                       652,004                  --
     Increase (decrease) in deferred taxes                                       --                  --
                                                                       ------------       -------------
Total Adjustments                                                        (1,677,181)           (138,136)
                                                                       ------------       -------------
Net cash provided by (used in) operations                                  (692,261)            (59,916)
                                                                       ------------       -------------
Cash flows from investing activities
     Capital expenditures                                                  (742,076)           (200,218)
                                                                       ------------       -------------
Net cash used in investing activities                                      (742,076)           (200,218)
                                                                       ------------       -------------
Cash flows from financing activities
     Proceeds from sale of common stock and                                 127,960
          exercise of warrants
     Proceeds of long-term debt agreements

     Payments under long-term debt agreements                               (51,486)           (133,883)
     Net borrowings (payments) under line of credit agreement             1,358,013             394,017
                                                                       ------------       -------------
Net cash provided by financing activities                                 1,434,487             260,134
                                                                       ------------       -------------
NET INCREASE (DECREASE) IN

     CASH AND CASH EQUIVALENTS                                                  150                  --
Cash and cash equivalents, beginning                                         22,682                  --
                                                                       ------------       -------------
Cash and cash equivalents, ending                                      $     22,832       $          --
                                                                       ============       =============


      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ON-SITE SOURCING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1. ORGANIZATION

NATURE OF BUSINESS

On-Site Sourcing, Inc. (the "Company") was incorporated in Virginia on December 1992 and changed its state incorporation to Delaware in January 1996. The Company provides digital imaging, document management, litigation reprographics, color printing services and facilities management to law firms, corporations, non-profit organizations, accounting firms, financial institutions and other organizations throughout the East Coast of the United States. The facilities management and litigation copying services are performed in the metropolitan areas of Philadelphia, Pennsylvania; Washington, D.C.; Atlanta, Georgia; and New York, New York.

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

                             ON-SITE SOURCING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share exclude dilution and are calculated using the average number of shares outstanding. Diluted earnings (loss) per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.


                                                            Three months ended March 31,
                                                                2000         1999
                                                            -----------  ---------------
Net earnings (loss) available for common shareholders (A)   $  984,920   $   78,220

Average outstanding:
   Common stock (B)                                          4,881,440    4,819,669
   Employee stock options                                      380,869       75,630

Common stock and common stock equivalents (C)                5,262,309    4,895,299

Earnings (loss) per share:
   Basic (A/B)                                              $      .20   $      .02
   Diluted (A/C)                                            $      .19   $      .02



Unexercised employee stock options to purchase 85,000 and 1,132,665 shares of the Company's common stock as of March 31, 2000 and 1999, respectively, were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during the respective period.

3. SALE OF INFORMATION TECHNOLOGY DIVISION

On September 30, 1999, the Company entered into a purchase and sale agreement with a former stockholder and employee to sell the rights and contracts to provide certain information technology services to customers previously serviced by the Company's Information Technology Division. The sale price of $270,000 is financed by a note agreement between the Company and the former shareholder. The note accrues interest at 8% per annum, is payable in interest-only installments through September 2000 and in principal and interest installments until maturity in September 2002. At March 31, 2000, $270,000 remains payable to the Company.

In connection with the sale, the Company entered into an additional note agreement with the former shareholder in the amount of $50,000. The note accrues interest at 8% per annum and is payable in monthly principal and interest installments until maturity in September 2000. At March 31, 2000, $29,650 remains payable to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING DISCLOSURE

Certain information included herein contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as operating costs, capital spending, financial sources and the effects of competition. Such forward-looking information is subject to changes and variations which are not reasonably predictable and which could significantly affect future results. Accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These changes and variations which could significantly affect future results include, but are not limited to, those relating to the adequacy of operating and management controls, operating in a competitive environment and a changing environment, including new technology and processes, existing and future vendor relationships, the Company's ability to access capital and its debt service requirements, dependence on existing management, general economic conditions, and changes in federal or state laws or regulations.

GENERAL

On-Site Sourcing, Inc. ("On-Site", "Company", "We" or "Us") provides digital imaging, document management, litigation reprographics, color printing services and facilities management to law firms, corporations, non-profit organizations, accounting firms, financial institutions and other organizations throughout the East Coast of the United States. In order to meet the highly specialized requirements of each client, we offer a variety of customized reprographic and facilities management services. We provide reprographic and imaging services 24 hours-per-day, seven days-per-week including copying, binding, labeling, collating and indexing in support of complex document-intensive litigation as well as higher volume production of manuals, brochures and other materials for corporations and non-profit organizations. We also provide on-premises management of customers' support services including mailroom operations, facsimile transmission, records, and supply room management and copying services.

 On-Site Sourcing, Inc. was founded in 1992 and currently serves the greater Washington, Baltimore, Philadelphia, New York City and Atlanta metropolitan areas through outsourcing locations in Arlington, Virginia; Baltimore, Maryland; Philadelphia, Pennsylvania; New York, New York; and Atlanta, Georgia.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared With Three Months Ended
March 31, 1999

Revenue for the three months ended March 31, 2000 increased by 54% or $3,441,769 to $9,772,365 over the comparable period in 1999. The increase in revenue was primarily attributable to growth in the volume of services provided by our Imaging Services Division. The increase in volume was primarily attributable to increased capacity permitted by recent investments in imaging equipment and the hiring of specialized personnel.

As a percentage of sales, Cost of Sales for the three months ended March 31, 2000 decreased to 61% from 78% over the comparable period. The primary factors that contributed to the decrease in Cost of Sales were the sale of the Information Technology Division and the growth of the Imaging Services Division.

     The Information Technology Division, for the three months ended March 1999, recorded revenues and costs of $193,200 and $327,700 respectively. The Information Technology Division was sold on September 30, 1999 and thus had no impact on current earnings. The Imaging Services Division recorded revenues of approximately $3,000,000 for the three months ended March 31, 1999. Gross margins associated with imaging revenue are generally higher than that of our reprographics and facilities management division.

As a percentage of sales, Selling Expenses for the three months ended March 31, 2000 increased to 9% from 8% over the comparable period. The increase is a result of expansion of our sales force.

Administrative Expense for the three months ended March 31, 2000 increased $280,588 to $1,080,301. The increase was primarily the result of increased employment costs resulting from the hiring of specialized personnel and depreciation related to newly acquired computer networking equipment. Increases in costs of business insurance and public relations fees also contributed to the increase.

Other Expense for the three months ended March 31, 2000 increased $102,360 to $147,644. During March 2000 the company relocated its Atlanta, Georgia facility to a less expensive facility within Atlanta, Georgia. As a result, certain leasehold improvements were written off.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our expansion and growth by utilizing internally generated cash flow, long term financing, and a commercial line of credit. We anticipate that the cash flow from operations and credit facilities will be sufficient to meet the expected cash requirements for the next twelve months. There can be no assurances that unforeseen events may not require more working capital than we have at our disposal.

In order to assure additional working capital is available to us to fund our growth and expansion, we had available a $2,500,000 working capital line of credit as of March 31, 2000. During April 2000, the line was increased to $5,000,000. The working capital line of credit bears interest at the bank's prime rate of interest or the 30-day LIBOR rate plus 2.25%. The line of credit, which expires April 30, 2001, is subject to certain financial covenants; the most significant requires the company maintain a minimum net worth of $6,000,000 At March 31, 2000 net advances totaling $1,528,000 were made under this agreement.

In addition, we have obtained financing for certain equipment and vehicles. The notes are secured by the equipment and vehicles, at rates ranging from 5% to 9.7% and mature at various times between 2000 and 2003.

Current liabilities increased by $2,647,432 to $6,342,678 over the comparable period in 1999.

The principal increase was due to increase in advances under the line of credit and an increase in current income taxes payable. The increase in line of credit was due to increased capital expenditures related to computer equipment for our Imaging Services Division and our Wide Area Network. Income tax payable increased in relation to the increase in earnings. Estimated tax payments for the first quarter of 2000, totaling $641,000 were made on April 15, 2000. Accounts Receivable also increased by $3,120,168 to $9,582,792. This increase is in direct relation to the increase in sales of $3,441,769 from the three months ended 1999 to 2000.

On December 8, 1999 the Company announced that its Board of Directors has authorized the Company to repurchase up to 500,000 shares of its common stock. As of March 31, 2000 the Company repurchased 14,300 shares of our common stock at a cost of $19,330. The shares were repurchased on the open market and will be held for future initiatives.

On April 12, 2000, we purchased certain assets and assumed certain note and lease obligations of an offset printing and pre-press services company. The total purchase price was less than $1 million and will result in recording goodwill in the amount of $309,000 to be amortized over a period of ten years. The acquisition was funded through cash from current operations and our credit facility.

YEAR 2000 ISSUE

We successfully completed our program to ensure Year 2000 readiness. As a result, we had no Year 2000 problems that affected our business, results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS

(A)      EXHIBITS
         27.      Financial Data Schedule
                  (Submitted electronically for SEC information only)

(B)      REPORTS ON FORM 8-K
         The Company filed no reports on Form 8-K during the three months ended March 31, 2000.

Item 3 is not applicable and has been omitted.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ON-SITE SOURCING, INC.
                             --------------------------------------------------
                             (Registrant)

May ___, 2000                /s/ Jason Parikh
---------------------       ---------------------------------------------------
Date                        Jason Parikh
                            Chief Financial Officer

                            (Duly Authorized Officer and Principal Financial Officer)