Form 10-Q
period 2000-06-30
ON SITE SOURCING INC
filed 2000-08-14
CIK 1012141

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                          Commission File No. 0-20947

                             ON-SITE SOURCING, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                 54-1648470
--------------------------------        ---------------------------------------
(State or other jurisdiction of         (I.R.S.  Employer Identification Number)
Incorporation or organization)

         1111 North 19th Street, Sixth Floor, Arlington, Virginia 22209
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (703) 276-1123
                        (Registrant's telephone number)

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

                                 Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of August 14, 2000:

     Common Stock, $.01 par value                      4,936,990 shares

                             ON-SITE SOURCING, INC.
                                     INDEX



        Part I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Balance Sheets as of June 30, 2000 (unaudited)
                 and December 31, 1999                                                     3

                 Statements of Operations for the Three and Six
                 Months Ended June 30, 2000 and 1999 (unaudited)                           4

                 Statements of Cash Flows for the Three and Six Months Ended June
                 30, 2000 and 1999 (unaudited)                                             5

                 Notes to Financial Statements   June 30, 2000 (unaudited)                 6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations and Liquidity                         7

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk               10

        Part II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                                        12

        Item 2.  Changes in Securities and Use of Proceeds                                12

        Item 4.  Submission of Matters to a Vote of Security Holders                      12

        Item 5.  Other Information                                                        12

        Item 6.  Exhibits and Reports on Form 8-K                                         12


                             ON-SITE SOURCING, INC.
                                 BALANCE SHEETS



                                                                           Unaudited
                                                                            June 30,          December 31,
                                                                              2000                1999
                                                                           ---------          ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                          $      2,899          $     22,682
     Accounts receivable, net                                             10,559,453             6,462,624
     Prepaid supplies                                                        547,476               502,361
     Prepaid expenses                                                        602,759               162,484
     Notes receivable, current portion                                       102,372                41,941
                                                                        ------------          ------------
          Total current assets                                            11,814,960             7,192,092

     Property and equipment, net                                           5,311,516             4,104,106

OTHER ASSETS
     Notes receivable, net of current portion                                184,740               270,000
     Goodwill, net                                                           305,036                     -
     Other assets, net                                                        83,650                82,931
                                                                        ------------          ------------
                                                                        $ 17,699,902          $ 11,649,129
                                                                        ------------          ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                                           $  1,979,129          $  1,808,633
      Line of Credit                                                       3,923,616               469,475
     Accrued and other liabilities                                           895,533               806,858
     Current portion of long-term debt                                     1,041,856               571,707
     Provision for income taxes, current                                      38,573                38,573
                                                                        ------------          ------------
          Total current liabilities                                        7,878,707             3,695,246

Long-term debt net of current portion                                      1,121,868               528,687

Deferred rent                                                                148,568               133,568
Provision for Income taxes, net of current portion                                 -                     -
Deferred taxes                                                               347,609               347,609
Commitments and contingencies                                                      -                     -

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value, 20,000,000 shares authorized
       4,936,990 and 4,851,669 shares issued and outstanding                  49,370                48,517
     Preferred stock,$.01 par value, 1,000,000 shares
       authorized, no shares issued and outstanding                                -                     -
     Subscription receivable                                                 (50,400)              (50,400)
     Additional paid in capital                                            6,649,062             6,469,921
     Treasury stock  (113,590 and 25,590 shares of common stock at
     cost                                                                   (396,152)              (44,331)

     Accumulated Earnings (Deficit)                                        1,951,270               520,312
                                                                        ------------          ------------
                                                                           8,203,150             6,944,019
                                                                        ------------          ------------
                                                                        $ 17,699,902          $ 11,649,129
                                                                        ------------          ------------


     Accompanying notes are an integral part of these financial statements

                              ON-SITE SOURCING, INC.
                             STATEMENTS OF OPERATIONS



                                                         Unaudited                                       Unaudited
                                                    Three Months Ended                                Six Months Ended
                                          ------------------------------------              -------------------------------------
                                             June 30,                June 30,                 June 30,                June 30,
                                               2000                    1999                     2000                     1999
                                          ------------             -----------              ------------             ------------
Revenue                                   $  8,681,120             $ 6,591,361              $ 18,453,485             $ 12,921,957
Costs and expenses
     Cost of sales                           5,793,342               4,956,717                11,642,254                9,892,506
                                          ------------             -----------              ------------             ------------
                                             2,887,778               1,634,644                 6,811,231                3,029,451
                                          ------------             -----------              ------------             ------------

     Selling expense                           984,402                 574,533                 2,045,325                1,069,805
     Administrative expense                  1,106,118                 911,651                 2,186,419                1,711,364
                                          ------------             -----------              ------------             ------------
                                             2,090,520               1,486,183                 4,231,744                2,781,168
                                          ------------             -----------              ------------             ------------

     Earnings from operations                  797,258                 148,461                 2,579,487                  248,283
     Other income (expense)
     Other income                                4,304                  43,500                     6,639                   67,182
     Other expense                             (60,722)                (46,743)                 (208,366)                 (92,027)
                                          ------------             -----------              ------------             ------------
                                               (56,418)                 (3,243)                 (201,727)                 (24,845)
                                          ------------             -----------              ------------             ------------

Earnings (Loss) before income taxes            740,840                 145,218                 2,377,760                  223,438
Income tax (benefit)expense                    294,800                                           946,800                        -
                                          ------------             -----------              ------------             ------------
Net (Loss) Earnings                       $    446,040             $   145,218              $  1,430,960             $    223,438
                                          ------------             -----------              ------------             ------------

Basic earnings (loss) per common share    $       0.09             $      0.03              $       0.30             $       0.05

Diluted earnings per share                $       0.08             $      0.03              $       0.26             $       0.05


     Accompanying notes are an integral part of these financial statements

                              ON-SITE SOURCING, INC.
                             STATEMENTS OF CASH FLOWS



                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                         June 30,
                                                           2000           1999             2000            1999
                                                      ------------    -----------      ------------    ------------
Cash flows from operating activities
     Net earnings (loss)                              $    446,040    $   145,218      $  1,430,960    $    223,438
                                                      ------------    -----------      ------------    ------------
Adjustments to reconcile net earnings to net cash
     (used in) provided by operations
Depreciation and amortization                              344,241        216,140           646,851         512,207
Loss (gain) on disposition of equipment                          -                                -
Changes in assets and liabilities
     (Increase) decrease in accounts receivable, net      (976,662)      (707,124)       (4,096,833)       (266,130)
     (Increase) decrease in prepaid supplies               (65,530)       (17,712)          (45,115)        (90,785)
     (Increase) decrease in prepaid expenses              (348,197)       (83,944)         (440,275)       (143,997)
     (Increase) decrease in notes receivable                12,538                           24,829               -
     (Increase) decrease in other assets                  (332,975)       127,090          (313,567)         17,563
     Increase (decrease) in accounts payable - trade       (70,887)       345,526           170,496        (155,431)
     Increase in accrued and other liabilities            (195,689)      (134,197)           88,675        (265,783)
     Increase (decrease) in deferred rent                        -              -            15,000               -
     Increase (decrease) in provison for income taxes     (652,004)             -                 -               -
     Increase (decrease) in deferred taxes                       -              -                 -               -
                                                      ------------    -----------      ------------    ------------
Total Adjustments                                       (2,285,166)      (254,221)       (3,949,939)       (392,356)
                                                      ------------    -----------      ------------    ------------
Net cash provided by (used in) operations               (1,839,126)      (109,004)       (2,518,979)       (168,919)
                                                      ------------    -----------      ------------    ------------
Cash flows from investing activities
     Capital expenditures                               (1,092,729)      (185,700)       (1,846,448)       (385,919)
                                                      ------------    -----------      ------------    ------------
Net cash used in investing activities                   (1,092,729)      (185,700)       (1,846,448)       (385,919)
                                                      ------------    -----------      ------------    ------------
Cash flows from financing activities
     Proceeds from sale of common stock                     52,798         37,500           179,994          37,500
     Payments for reacquisition of common stock           (351,821)                        (351,821)
     Proceeds of long-term debt agreements               1,355,294                        1,447,253
     Payments under long-term debt agreements             (240,477)      (135,434)         (383,923)       (269,317)
     Net borrowings (payments) under line of
        credit agreement                                 2,096,128        392,638         3,454,141         786,655
                                                      ------------    -----------      ------------    ------------
Net cash provided by financing activities                2,911,922        294,704         4,345,644         554,838
                                                      ------------    -----------      ------------    ------------
NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS                             (19,933)             -           (19,783)              0
Cash and cash equivalents, beginning                        22,832              -            22,682               -
                                                      ------------    -----------      ------------    ------------
Cash and cash equivalents, ending                     $      2,899    $         -      $      2,899    $          0
                                                      ------------    -----------      ------------    ------------



     Accompanying notes are an integral part of these financial statements

                             ON-SITE SOURCING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

1.   ORGANIZATION

     NATURE OF BUSINESS

     On-Site Sourcing, Inc. ("the Company") was incorporated in Virginia on December 1992 and changed its state incorporation to Delaware in January 1996. The Company provides digital imaging, document management, litigation reprographics, color printing services and facilities management to law firms, corporations, non-profit organizations, accounting firms, financial institutions and other organizations throughout the East Coast of the United States. The facilities management and litigation copying services are performed in the metropolitan areas of Philadelphia, Pennsylvania; Washington, D.C.; Atlanta, Georgia; and New York, New York.

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

     REVENUE RECOGNITION

     Revenue from reprographic and imaging services is recognized on a per copy or document basis upon completion of the services. Facilities management revenue is recognized based on monthly fixed fees and, in certain cases, on a variable per copy fee basis, as defined in facilities management agreements.

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

     GOODWILL

     In connection with the acquisition of an offset printing and prepress company, the company recorded Goodwill in the amount of $309,000 which is to be amortized over a period of 10 years.

                             ON-SITE SOURCING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

     EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per share exclude dilution and are calculated using the average number of shares outstanding. Diluted earnings (loss) per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding stock options using the treasury stock method.


                                                                                        Six months ended June 30,

                                                                                           2000           1999
                                                                                        ----------     ----------

Net earnings (loss) available for common shareholders                                   $1,430,960     $  223,438

Average outstanding:
Common Stock (B)                                                                         4,842,125      4,833,169
Employee stock options                                                                     620,047        105,133

Common stock and common stock equivalents (C)                                            5,462,172      4,938,302

Earnings (loss) per share:
Basic (A/B)                                                                             $     0.30     $     0.05
Diluted (A/C)                                                                           $     0.26     $     0.05


Unexercised employee stock options to purchase 87,000 and 731,837 shares of the Company's common stock as of June 30, 2000 and 1999, respectively, were not included in the computations of diluted earnings per share because the options exercise prices were greater than the average market price of the Company's common stock during the respective period.

3.   SALE OF INFORMATION TECHNOLOGY DIVISION

     On September 30, 1999, the Company entered into a purchase and sale agreement with a former stockholder and employee to sell the rights and contracts to provide certain information technology services to customers previously serviced by the Company's Information Technology Division. The sale price of $270,000 is financed by a note agreement between the Company and the former shareholder. The note accrues interest at 8% per annum, is payable in interest-only installments through September 2000 and in principal and interest installments until maturity in September 2002. At June 30, 2000, $270,000 remains payable to the Company.

     In connection with the sale, the Company entered into an additional note agreement with the former shareholder in the amount of $50,000. The note accrues interest at 8% per annum and is payable in monthly principal and interest installments until maturity in September 2000. At June 30, 2000, $17,111 remains payable to the Company.

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

GENERAL

On-Site Sourcing, Inc. ("On-Site", "Company", "We" or Us") provides digital imaging, document management, litigation reprographics, color printing services and facilities management to law firms, corporations, non-profit organizations, accounting firms, financial institutions and other organizations throughout the East Coast of the United States. In order to meet the highly specialized requirements of each client, we offer a variety of customized reprographic and facilities management services. We provide reprographic and imaging services 24 hours-per-day, seven days-per-week including copying, binding, labeling, collating and indexing in support of complex document-intensive litigation as well as higher volume production of manuals, brochures and other materials for corporations and non-profit organizations. We also provide on-premises management of customers support services including mailroom operations, facsimile transmission, records, and supply room management and copying services.

On-Site Sourcing, Inc. was founded in 1992 and currently serves the greater Washington, Baltimore, Philadelphia, New York City and Atlanta metropolitan areas through outsourcing locations in Arlington, Virginia; Baltimore, Maryland; Philadelphia, Pennsylvania; New York, New York; and Atlanta, Georgia.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2000 Compared With Three and Six Months Ended June 30, 1999

Revenue for the three months ended June 30, 2000 increased by 32% or $2,089,759 to $8,681,120 over the comparable period in 1999. Revenue for the six months ended June 30, 2000 increased by 43% or $5,531,528 to $18,453,485 over the comparable period in 1999. The increase in revenue was primarily attributable to growth in the volume of services provided by our Imaging Services Division. The increase in volume was primarily attributable to increased capacity permitted by recent investments in imaging equipment and the hiring of specialized personnel.

As a percentage of sales, Cost of Sales for the three months ended June 30, 2000 decreased to 65% from 75% over the comparable period. Cost of Sales for the six months ended June 30, 2000 decreased to 63% from 77% over the comparable period. The primary factors that contributed to the decrease in Cost of Sales were the sale of the Information Technology Division (which had high cost of sales relative to revenue) and the growth of the Imaging Services Division (which has a lower cost of sales relative to revenue).

The Information Technology Division, for the three months ended June 30 1999, recorded revenues and costs of $608,215 and $621,353 respectively. Revenues and costs for the Information Technology Division for the six months ended June 30, 2000 were $801,418 and $949,099 respectively. The Information Technology Division was sold on September 30, 1999 and thus had no impact on earnings in the three and six months ended June 30, 2000.

The Imaging Services Division recorded revenues of $2,434,142 for the three months ended June 30, 2000 compared to $505,228 for the three months ended June 30, 1999. Revenues for the six months ended June 30, 2000 were $5,411,879 compared to $805,613 for the comparable period in 1999. Gross margins associated with imaging revenue are generally higher than that of our reprographics and facilities management division.

As a percentage of sales, Selling Expenses for the three months ended June 30, 2000 increased to 11% from 9% over the comparable period in 1999. Selling Expenses for the six months ended June 30, 2000 increased to 11% from 8% over the comparable period in 1999. The increase is a result of expansion of our sales force. Selling expense is primarily commissions, entertainment, and marketing expenses.

Administrative Expense for the three months ended June 30, 2000 increased $194,467 to $1,106,118. Administrative Expense for the six months ended June 30, 2000 increased $475,055 to $2,186,419. The increase was primarily the result of increased employment costs resulting from the hiring of specialized personnel and depreciation related to newly acquired computer networking equipment. Increases in costs of business insurance and public relations fees also contributed to the increase.

Other Income for the three and six months ended June 30, 2000 decreased by $39,196 and $60,543 respectively, over the comparable periods in 1999. The decrease is primarily a result of a gain on a sale of an asset and the receipt of insurance proceeds on amounts previously written off during 1999.

Other expense for the three and six months ended June 30, 2000 increased by $13,979 and $116,339 respectively, over the comparable periods in 1999. Other expense normally consists primarily of interest expense. The increase, reported over the three months ended June 30, 2000 is due to interest costs associated with the increase in the line of credit. The increase reported over the six months ended June 30, 2000 is primarly due to the company relocating its Atlanta, Georgia facility to a less expensive facility within Atlanta, Georgia. As a result, certain leasehold improvements were written off.

Income tax expense increased for the three and six months ended June 30, 2000, increased by $294,800 and $946,800 respectively, over the comparable periods in 1999. The company did not record income tax expense for the three and six months ended June 30, 1999, due to a Net Operating Loss carry-forward. There was no Net Operating Loss carry-forward applicable for fiscal year 2000.

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

In order to assure additional working capital is available to us to fund our growth and expansion, we had available a $5,000,000 working capital line of credit as of June 30, 2000. The working capital line of credit bears interest at the bank s prime rate of interest or the 30-day LIBOR rate plus 2.25%. The line of credit, which expires April 30, 2001, is subject to certain financial covenants; the most significant requires the company to maintain a minimum net worth of $6,000,000. At June 30, 2000 net advances totaling $3,923,616 were made under this agreement.

In addition, we have obtained financing for certain equipment and vehicles. The notes are secured by the equipment and vehicles, at rates ranging from 5% to 12% and mature at various times between 2000 and 2004. In May of 2000 the company obtained additional financing at comparable terms, for certain equipment in the amount of $1,125,000.

Current liabilities increased by $4,183,461 to $7,878,707 over the comparable period in 1999. The principal increase was due to an increase in advances under the line of credit and an increase in current portion of long term debt. The increase in line of credit was due to: outstanding balances by certain customers (Approximately $2,000,000), which were subsequently paid in July of 2000; stock repurchase program ($351,821); and our April acquisition of an offset printing and pre-press services company ($378,539).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe our market risk exposure with regard to our financial instruments is limited to changes in interest rates. Based upon the composition of our variable rate debt outstanding at December 31, 1999 which is primarily borrowings under the working capital line of credit, we do not believe that a hypothetical increase in the bank s prime rate of interest or the 30 day LIBOR rate would be material to net income.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

On July 31, 2000 the Company entered into an agreement in principal to be acquired by US Technologies for approximatly $35 million in US Technologies common stock and cash. Under the terms of the agreement, On-Site Sourcing shareholders would receive, in the aggregate, approximately 26.25 million U.S. Technologies shares and $8.75 million in cash. This assumes that the maximum cash election is made by holders of On-Site shares that would be outstanding if all outstanding options and non-public warrants were exercised before closing. On-Site's publicly traded warrants to buy shares at $6.00 are expected to be converted to U.S. Technologies' warrants.

The transaction is subject to completion of due diligence, negotiations and execution of definitive agreements, which the companies believe will be completed by September. Closing will be subject to usual conditions including shareholder approvals and SEC registration of the securities to be issued in the merger, as will adoption of U.S. Technologies' already announced charter amendment to increase the common shares it is authorized to issue.

ITEM 6. EXHIBITS AND REPORTS

(A)     EXHIBITS
2 2Agreement in Principle, dated July 28, 2000, between U.S. Technologies, Inc. and On-Site Sourcing, Inc. (incorporated by reference to U.S. Technologies report on Form 8-K filed August 2, 2000, file no. 000-15960)

27. Financial Data Schedule (Submitted electronically for SEC information only)

(B)     REPORTS ON FORM 8-K

        The Company filed no reports on Form 8-K during the three months ended June 30, 2000.

                                     SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ON-SITE SOURCING, INC.
                                         (Registrant)


August 14, 2000                         /s/ Jason Parikh
-------------------------------         ---------------------------------------
Date                                    Jason Parikh
                                        Chief Financial Officer




                                        (Duly Authorized Officer and Principal
                                        Financial Officer)