Form 10-Q
period 2000-09-30
ON SITE SOURCING INC
filed 2000-11-14
CIK 1012141

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                           Commission File No. 0-20947

                             ON-SITE SOURCING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  54 -1648470
--------------------------------        ---------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
 Incorporation or organization)

         1111 North 19th Street, Sixth Floor, Arlington, Virginia 22209
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                 (703) 276-1123
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

                                      NONE
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 2000:

     Common Stock, $.01 par value                         4,954,715 shares

ON-SITE SOURCING, INC.

                                      INDEX

     PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Balance Sheets as of September 30, 2000 (unaudited)
               and December 31, 1999                                               3

               Statements of Operations for the Three and Nine
               Months Ended September 30, 2000 and 1999 (unaudited)                4

               Statements of Cash Flows for the Three and Nine
               Months Ended September 30, 2000 and 1999 (unaudited)                5

               Notes to Financial Statements - September 30, 2000 (unaudited)      6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations and Liquidity                   7

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk          10

     PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                                   12

     Item 2.   Changes in Securities and Use of Proceeds                           12

     Item 4.   Submission of Matters to a Vote of Security Holders                 12

     Item 5.   Other Information                                                   12

     Item 6.   Exhibits and Reports on Form 8-K                                    12

                             ON-SITE SOURCING, INC.
                                 BALANCE SHEETS


                                                                        Unaudited
                                                                         Sept 30,      December 31,
                                                                           2000           1999
ASSETS
                                                                       ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                            $      2,912    $     22,682
  Accounts receivables, net                                               9,199,756       6,462,624
  Prepaid supplies                                                          631,111         502,361
  Prepaid expenses                                                          752,256         162,484
  Notes recievable, current portion                                         140,445          41,941
                                                                       ------------    ------------
     Total current assets                                                10,726,481       7,192,092

  Property and equipment, net                                             6,230,950       4,104,106


OTHER ASSETS
  Notes receivable, net of current portion                                  133,875         270,000
  Goodwill, net                                                           1,033,196            --
  Other assets, net                                                         640,660          82,931
                                                                       ------------    ------------
                                                                       $ 18,765,162    $ 11,649,129
                                                                       ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                             $  1,978,609    $  1,808,633
  Line of Credit                                                          4,320,512         469,475
  Accrued and other liabilities                                             963,582         806,858
  Current portion of long-term debt                                       1,251,581         571,707
  Provision for income taxes, current                                          --            38,573
                                                                       ------------    ------------
     Total current liabilities                                            8,514,284       3,695,246

Long-term debt net of current portion                                     1,478,195         528,687

Deferred rent                                                               148,568         133,568
Provision for Income taxes, net of current portion                             --              --
Deferred taxes                                                              347,609         347,609

Commitments and contingencies                                                  --              --

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 20,000,000 shares authorized
   4,954,715 and 4,851,669 shares issued and outstanding                     49,547          48,517
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, no shares ssued and outstanding                                 --              --
  Subscription receivable                                                   (50,400)        (50,400)
  Additional paid in capital                                              6,672,831       6,469,921
  Treasure stock (113,590 and 25,590 shares of common stock at cost)       (396,152)        (44,331)

  Accounting Earnings (Deficit)                                           1,991,680         520,312
                                                                       ------------    ------------
                                                                          8,267,506       6,944,019
                                                                       ------------    ------------
                                                                       $ 18,765,162    $ 11,649,129
                                                                       ------------    ------------


                       See notes to financial statements

                            ON-SITE SOURCING, INC.
                           STATEMENTS OF OPERATIONS


                                                   Unaudited                      Unaudited
                                               Three Months Ended             Nine Months Ended
                                            Sept 30,        Sept 30,       Sept 30,        Sept 30,
                                              2000            1999           2000            1999
                                         ------------    ------------    ------------    ------------
Revenue                                  $  7,967,584    $  6,355,283    $ 26,421,069    $ 19,277,240
Costs and expenses
  Cost of sales                             6,030,322       4,709,173      17,672,576      14,601,679
                                         ------------    ------------    ------------    ------------
                                            1,937,262      1,646, 110       8,748,493       4,675,561
                                         ------------    ------------    ------------    ------------

  Selling expense                             625,892         647,113       2,671,217       1,716,918
  Administrative expense                    1,132,396       1,074,960       3,318,815       2,786,324
                                         ------------    ------------    ------------    ------------
                                            1,758,288       1,722,073       5,990,032       4,503,242
                                         ------------    ------------    ------------    ------------

  Earnings from operations                    178,974         (75,963)      2,758,461         172,319
  Other income (expense)
  Other income                                  9,503             690          16,142          67,872
  Other expense                              (122,871)        (84,271)       (331,237)       (176,298)
                                         ------------    ------------    ------------    ------------
                                             (113,368)        (83,581)       (315,095)       (108,526)
                                         ------------    ------------    ------------    ------------

Earnings (Loss) before income taxes            65,606        (159,544)      2,443,366          63,893
Income tax (benefit) expense                   25,198            --           971,998            --
                                         ------------    ------------    ------------    ------------

Net (Loss) Earnings                      $     40,408        (159,544)   $  1,471,368    $     63,893
                                         ------------    ------------    ------------    ------------

Basic earnings (loss) per common share   $       0.01    $      (0.03)   $       0.30    $       0.01
Basic shares Outstanding                    4,841,125       4,846,669       4,846,558       4,837,669
Diluted earnings per share               $       0.01    $      (0.03)   $       0.27    $       0.01
Diluted Shares Outstanding                  5,307,337       4,900,814       5,381,585       4,925,806



                       See notes to financial statements

                            STATEMENT OF CASH FLOWS


                                                                  Nine Months Ended            Three Months Ended
                                                                       Sept 30,                     Sept 30,
                                                                 2000           1999           2000           1999
                                                             -----------    -----------    -----------    -----------
Cash flows operating activities
  Net earnings (loss)                                        $ 1,471,368    $    63,893    $    40,408    $  (159,544)
                                                             -----------    -----------    -----------    -----------
Adjustments to reconcile net earnigns to net chash
  (used in) provided by operations
Depreciation and amortization                                  1,054,346        779,738        415,307        267,531
Loss (gain) on disposition of equipment
Charges in assets and liabilities
  (Increase) decrease in accounts receivable, net             (2,737,133)       332,507      1,359,698        598,639
  (Increase) decrease in prepaid supplies                       (128,750)       (81,229)       (83,635)         9,555
  (Increase) decrease in prepaid expenses                       (589,772)      (204,977)      (149,497)       (60,980)
  (Increase) decrease in notes receivable                         37,621         45,194         12,793         27,631
  (Increase) decrease in other assets                         (1,598,747)      (432,715)    (1,292,991)      (277,284)
  Increase (decrease) in accoutns payable - trade                169,976          1,067           (520)       266,850
  Increase in accrued and other liabilities                      156,724           --           68,049           --
  Increase (decrease) in deferred rent                            15,000           --             --             --
  Increase (decrease) in provisions for income taxes             (38,573)          --          (38,573)          --
  Increase (decrease) in deferred taxes                             --             --             --             --
                                                             -----------    -----------    -----------    -----------
Total adjustments                                             (3,659,308)       439,585        290,631        831,942
                                                             -----------    -----------    -----------    -----------
Net cash provided by (used in) operations                     (2,187,940)       503,477        331,039        672,397
                                                             -----------    -----------    -----------    -----------
Cash flows from investing activities
  Capital expenditures                                        (3,173,369)      (413,438)    (1,326,920)       (27,520)
                                                             -----------    -----------    -----------    -----------
Net cash used in investing activities                         (3,173,369)      (413,438)    (1,326,920)       (27,520)
                                                             -----------    -----------    -----------    -----------
Cash flows from financing activities
  Proceeds from sale of common stock                             203,940         37,500         23,946           --
  Payments for reacquisition of common stock                    (351,821)
  Proceeds of long-term debt agreements                        2,242,663           --          862,266           --
  Payments of long-term debt agreements                         (604,280)      (406,344)      (287,214)      (137,027)
  Net borrowings (payments) under line of credit agreement     3,851,037        278,805        396,896       (507,850)
                                                             -----------    -----------    -----------    -----------
Net cash provided by financing activities                      5,341,539        (90,039)       995,894       (644,877)
                                                             -----------    -----------    -----------    -----------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                                      (19,770)          --               13           --
Cash and cash equivalents, beginning                              22,682           --            2,899           --
                                                             -----------    -----------    -----------    -----------
Cash and cash equivalents, ending                            $     2,912    $      --      $     2,912    $      --
                                                             -----------    -----------    -----------    -----------


                       See notes to financial statements

                             ON-SITE SOURCING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.   Organization

     NATURE OF BUSINESS

     On-Site Sourcing, Inc. (the "Company") was incorporated in Virginia on December 1992 and changed its state incorporation to Delaware in January 1996. The Company provides digital imaging, document management, litigation reprographics, color & digital printing services and facilities management to law firms, corporations, non-profit organizations, accounting firms, financial institutions and other organizations throughout the East Coast of the United States. The facilities management and litigation copying services are performed in the metropolitan areas of Philadelphia, Pennsylvania; Washington, D.C.; Atlanta, Georgia; and New York, New York.

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

     GOODWILL

     In connection with the two acquisitions the company made in the first nine months of this year, Goodwill in the amount of $1,050,739 was recorded and will be amortized over a period of 10 years.

                             ON-SITE SOURCING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

     EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per share exclude dilution and are calculated using the average number of shares outstanding. Diluted earnings (loss) per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.


                                                                       Nine months ended September 30,

                                                                           2000                1999
                                                                     ----------------------------------
Net earnings (loss) available for common shareholders (A)               $1,471,368           $63,793

Average outstanding:

Common stock (B)                                                        4,846,558           4,837,669
Employee stock options                                                   535,027              88,137

Common stock and common stock equivalents (C)                           5,381,585           4,925,806

Earnings (loss) per share:

Basic (A/B)                                                        $       0.30      $         0.01
Diluted (A/C)                                                      $       0.27      $         0.01


Unexercised employee stock options to purchase 204,750 and 1,005,387 shares of the Company's common stock as of September 30, 2000 and 1999, respectively, were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during the respective period.

3.   SALE OF INFORMATION TECHNOLOGY DIVISION

     On September 30, 1999, the Company entered into a purchase and sale agreement with a former stockholder and employee to sell the rights and contracts to provide certain information technology services to customers previously serviced by the Company's Information Technology Division. The sale price of $270,000 is financed by a note agreement between the Company and the former shareholder. The note accrues interest at 8% per annum, is payable in interest-only installments through October 2000 and in principal and interest installments until maturity in September 2002. At September 30, 2000, $270,000 remains payable to the Company.

     In connection with the sale, the Company entered into an additional note agreement with the former shareholder in the amount of $50,000. The note accrues interest at 8% per annum and is payable in monthly principal and interest installments until maturity in October 2000. At September 30, 2000, $4,320 remains payable to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING DISCLOSURE

Certain information included herein contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as operating costs, capital spending, financial sources and the effects of competition. Such forward-looking information is subject to changes and variations which are not reasonably predictable and which could significantly affect future results. Accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These changes and variations which could significantly affect future results include, but are not limited to, those relating to the adequacy of operating and management controls, operating in a competitive environment and a changing environment, including new technology and processes, existing and future vendor relationships, the Company's ability to access capital and meet its debt service requirements, dependence on existing management, general economic conditions, and changes in federal or state laws or regulations.

GENERAL

On-Site Sourcing, Inc. ("On-Site", "Company", "We" or "Us") provides digital imaging, document management, litigation reprographics, color & digital printing services and facilities management to law firms, corporations, non-profit organizations, accounting firms, financial institutions and other organizations throughout the East Coast of the United States. In order to meet the highly specialized requirements of each client, we offer a variety of customized reprographic and facilities management services. We provide reprographic and imaging services 24 hours-per-day, seven days-per-week including copying, binding, labeling, collating and indexing in support of complex document-intensive litigation as well as higher volume production of manuals, brochures and other materials for corporations and non-profit organizations. We also provide on-premises management of customers' support services including mailroom operations, facsimile transmission, records, and supply room management and copying services.

On-Site Sourcing, Inc. was founded in 1992 and currently has locations in Virginia, Maryland, Pennsylvania, New York and Georgia.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenue for the three months ended September 30, 2000 increased by 25% or $1,612,301 to $7,967,584 over the comparable period in 1999. Revenue for the nine months ended September 30, 2000 increased by 37% or $7,143,829 to $26,421,069 over the comparable period in 1999. The increase in revenue was primarily attributable to growth in the volume of services provided by our Imaging Services Division. The increase in volume was primarily attributable to increased capacity permitted by recent investments in imaging equipment and the hiring of specialized personnel.

As a percentage of sales, Cost of Sales for the three months ended September 30, 2000 increased to 76% from 74% over the comparable period. This is due to an increase in equipment and personal, primarily in our Imaging Services Division. During the year 2000 the company has invested heavily in imaging technology and personal. The company has also expanded its imaging operations to New York and Georgia. Cost of Sales for the nine months ended September 30, 2000 decreased to 67% from 76% over the comparable period. The primary factors that contributed to the decrease in Cost of Sales were the sale of the Information Technology Division (which had high cost of sales relative to revenue) and the growth of the Imaging Services Division (which has a lower cost of sales relative to revenue).

The Information Technology Division, for the three months ended September 30 1999, recorded revenues and costs of $151,329 and $190,599 respectively. Revenues and costs for the Information Technology Division for the nine months ended September 30, 1999 were $952,748 and $1,139,698 respectively. The Information Technology Division was sold on September 30, 1999 and thus had no impact on earnings in the three and Nine months ended September 30, 2000.

The Imaging Services Division recorded revenues of $1,880,068 for the three months ended September 30, 2000 compared to $373,247 for the three months ended September 30, 1999. Revenues for the Nine months ended September 30, 2000 were $7,291,947 compared to $1,178,861 for the comparable period in 1999. Gross margins associated with imaging revenue are generally higher than that of our reprographics and facilities management division.

As a percentage of sales, Selling Expenses for the three months ended September 30, 2000 decreased to 8% from 10% over the comparable period in 1999. The decrease is a result of an increase in "house" account sales on which no commissions are paid. Selling Expenses for the nine months ended September 30, 2000 increased to 10% from 9% over the comparable period in 1999. The increase is a result of expansion of our sales force. Selling expense is primarily commissions, entertainment, and marketing expenses.

Administrative Expense for the three months ended September 30, 2000 increased $57,436 to $1,132,396. Administrative Expense for the nine months ended September 30, 2000 increased $532,491 to $3,318,815. The increase was primarily the result of increased employment costs resulting from the hiring of specialized personnel and also depreciation related to newly acquired computer networking equipment.

Other Income for the three months ended September 30, 2000 increased by $8,813 to $9,503 over the comparable periods in 1999. The increase is a result of writing off certain miscellaneous accounts payable. Other income for the nine months ended September 30, 2000 decreased by $51,370. The decrease is primarily a result of a gain on a sale of an asset and the receipt of insurance proceeds in 1999 on amounts previously written off.

Other expense for the three and nine months ended September 30, 2000 increased by $38,600 and $154,839 respectively, over the comparable periods in 1999. Other expense normally consists primarily of interest expense. The increase, reported over the three months ended September 30, 2000 is due to interest costs associated with the increase in the line of credit. The increase reported over the nine months ended September 30, 2000 is primarily due to the company relocating its Atlanta, Georgia facility to a less expensive facility within Atlanta, Georgia. As a result, certain leasehold improvements were written off.

Income tax expense increased for the three and nine months ended September
30, 2000, by $25,198 and $971,998 respectively, over the comparable periods in 1999. The company did not record income tax expense for the three and nine months ended September 30, 1999, due to a Net Operating Loss carry-forward. There was no Net Operating Loss carry-forward applicable for fiscal year 2000.

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

In order to assure additional working capital is available to us to fund our growth and expansion, we had available a $5,000,000 working capital line of credit as of September 30, 2000. The working capital line of credit bears interest at the bank's prime rate of interest or the 30-day LIBOR rate plus 2.25%. The line of credit, which expires April 30, 2001, is subject to certain financial covenants; the most significant requires the company to maintain a minimum net worth of $6,000,000. At September 30, 2000 net advances totaling $4,320,512 were made under this agreement and net worth was at 8,267,506.

In addition, we have obtained financing for certain equipment and vehicles. The notes are secured by the equipment and vehicles, at rates ranging from 5% to 12% and mature at various times between 2000 and 2005. During the Nine months ended September 30, 2000 the Company obtained additional financing at comparable terms, for certain equipment and acquisitions in the amount of $2,42,662.

Current liabilities increased by $5,429,813 to $8,514,284 compared to December 31, 1999. The principal reason for the increase was an increase in advances under the line of credit and an increase in the current portion of long term debt. The increase in line of credit was due to: additional cash requirements associated with revenue growth; stock repurchase program ($351,000); our April acquisition of an offset printing and pre-press services company ($378,000); our September Acquisition of a digital printing company ($275,000); and cost related to due diligence on our pending acquisition with U.S. Technologies Inc. ($250,000). See Item 5

On September 5th, 2000, the company purchased certain assets and assumed certain lease obligations of a digital printing company. The total purchase price was less than $1 million and will result in recording goodwill in the amount of $738,000 to be amortized over a period of ten years. The acquisition was funded through cash from current operations and our credit facility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe our market risk exposure with regard to our financial instruments is limited to changes in interest rates. Based upon the composition of our variable rate debt outstanding at

September 30, 2000 which is primarily borrowings under the working capital line of credit, we do not believe that a hypothetical increase in the bank's prime rate of interest or the 30 day LIBOR rate would be material to net income.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

On September 27, 2000 the Company entered into an definitive merger agreement to be acquired by US Technologies for US Technologies common stock and cash. Under the terms of the agreement, On-Site stockholders can elect to receive U.S. Technologies' stock, cash, or a combination of stock and cash subject to pro-ration due to the cash limitation and adjustment formula. The maximum cash available to shareholders is set at $12 million. On-Site's publicly traded warrants to buy shares at $6.00 will be converted to U.S. Technologies' warrants utilizing the same adjustment formula for common stock. The expiration date of the warrants will be extended for a period of one year.

The transaction is subject to completion usual conditions including shareholder approvals and SEC registration of the securities to be issued in the merger, and adoption of U.S. Technologies' already announced charter amendment to increase the common shares it is authorized to issue. Additional information regarding the transaction is set forth in our Report on Form 8-K filed October 2000.

ITEM 6.  EXHIBITS AND REPORTS

(A)  EXHIBITS

2 Agreement in Principle, dated July 28, 2000, between U.S. Technologies, Inc. and On-Site Sourcing, Inc. (incorporated by reference to U.S. Technologies report on Form 8-K filed August 2, 2000, file no. 000-15960)

27.  Financial Data Schedule (Submitted electronically for SEC information only)

(B)  REPORTS ON FORM 8-K

     The Company filed Form 8-K on October 2, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ON-SITE SOURCING, INC.

                                       -----------------------------------------
                                       (Registrant)






November 14, 2000                       /s/ Jason Parikh
----------------------------------     -----------------------------------------
Date                                   Jason Parikh
                                       Chief Financial Officer

                                       (Duly Authorized Officer and Principal
                                       Financial Officer)