Form 10-K405
period 2000-12-31
ON SITE SOURCING INC
filed 2001-04-02
CIK 1012141

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000
                         Commission file number 0-24982

                             ON-SITE SOURCING, INC.
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   54-1648470
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                       1111 North 19th Street, Sixth Floor
                            Arlington, Virginia 22209
                                  703-276-1123
 (ADDRESS AND TELEPHONE NUMBER OF THE REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

           Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS                                NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------                                -----------------------------------------
                None                                                          None

           Securities registered pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                     Units comprised of two shares of Common
                   Stock and one Common Stock Purchase Warrant
                          Common Stock, $.01 par value
                         Common Stock Purchase Warrants

         Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         At March 30, 2001 the registrant had 4,943,625 shares of common stock (the "Common Stock") outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $6,563,563. The aggregate market value was determined based on the closing price of the Common Stock on the NASDAQ Small Cap Market on March 30, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE
        Portions of the Proxy Statement for 2001 Annual Meeting of the Registrant which will be filed with the Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III.

                             ON-SITE SOURCING, INC.

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



PART I

Item 1.    Business...............................................................................................1
Item 2.    Properties.............................................................................................6
Item 3.    Legal Proceedings......................................................................................7
Item 4.    Submission of Matters to a Vote of Security Holders....................................................7

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..................................7
Item 6.    Selected Financial Data................................................................................8
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................10
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk............................................17
Item 8.    Financial Statements..................................................................................17
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................17

PART III

Item 10.   Directors and Executive Officers of the Registrant....................................................17
Item 11.   Executive Compensation................................................................................17
Item 12.   Security Ownership of Certain Beneficial Owners and Management........................................17
Item 13.   Certain Relationships and Related Transactions........................................................17

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................18

PART I


This Report contains certain forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof of our future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the factors identified in Part II, Item 7 on this report. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 1. BUSINESS.

GENERAL

On-Site Sourcing, Inc. serves the greater Washington D.C., Baltimore, Philadelphia, New York City and Atlanta metropolitan areas through locations in Arlington, Virginia; Baltimore, Maryland; Gaithersburg, Maryland, Philadelphia, Pennsylvania; New York, New York; and Atlanta, Georgia. The Arlington, Virginia outsourcing location is one of the largest processing centers in the metropolitan Washington, D.C. area. The Company was originally incorporated in Virginia in December 1992 and changed its state of incorporation to Delaware in January 1996. The Company's executive offices are located at 1111 North 19th Street, Sixth Floor, Arlington, Virginia, 22209 and its telephone number is
(703) 276-1123. The Company's Common Stock trades on The NASDAQ Small Cap Market-SM- under the symbol "ONSS."

On-Site Sourcing, Inc. ("On-Site", "the Company", "we", "us", or "our") provides various outsourcing services related to documents, data, and office management. Our target clients generate large volumes of documents and information that require specialized processing, distribution, storage, and retrieval of these documents and related information they contain. Typical customers include law firms, corporations, non profit organizations, accounting firms, financial institutions and other organizations throughout the East Coast of the United States. During 2000, the Company, as a result of two strategic acquisitions, began providing commercial printing services utilizing digital printing technology.

We supply a broad range of services to the legal industry. Litigation often involves the production and management of large numbers documents, extracted in their original working form from the offices, files and computers of litigating parties and their experts, advisors and legal counsel. Legal services that we provide include managing the logistics of high volume document production, electronic imaging, document coding, computer indexing, automated document retrieval and high speed, and multiple-set reproduction of documents.

Recent Developments:

During 2000, the Company made two acquisitions in order to diversify and strengthen its business model. The acquisitions enable the Company to provide full color digital printing and graphic services to both existing and new customers. Terms of the acquisitions are disclosed in "Item 7 - Liquidity and Capital Resources" and Note 1 of Notes to Financial Statements included in this Form 10-K.

During 2000, the Company complemented its Virginia Imaging Services Division by establishing another Imaging Services division in New York, and reopened its Imaging Services division in Atlanta, Georgia. The Company is positioning itself to handle the shift from traditional document management to a more modern approach of document management, utilizing digital and web-based technologies.

In May 2000, the Board of Directors elected Charles Millar as Chairman of the Board. Mr. Millar replaced Christopher Weiler, President & CEO of On-Site. Also during May 2000, the Company replaced Alfred Duncan, the Company's Chief Financial Officer, with Jason Parikh who was previously the Company's corporate controller.

In July 2000, the Company signed a definitive merger agreement with U.S. Technologies Inc. pursuant to which U.S. Technologies will acquire the Company. On April 2, 2001 the Company terminated the agreement with U.S. Technologies pursuant to its right to terminate the agreement if the average stock price of U.S. Technologies Common Stock during the twenty trading-day period ending three full trading-days before the close of the merger is below $0.67. Additional information regarding this merger can found in "Item 7 - Liquidity and Capital Resources", and Note 15 of Notes to Financial Statements included in this Annual Report on Form 10-K and on Form 8Ks incorporated herein by reference.

STRATEGY.

Our goal is to become a national provider of document management and printing services. To achieve this goal the Company will implement a focused business strategy having the following elements:

o        Cross-sell services to customers;
o Develop and offer web based applications that allow customers to access and store documents efficiently and securely over the Internet;
o        Diversify our product offerings;
o        Implement current solutions to new markets and industries;
o        Increase productivity through the use of internal applications;
o Make strategic acquisitions to deepen our base in a particular geographic location or which will complement our existing capabilities;
o        Invest in new technology; and
o Continue to develop new proprietary processes to achieve our goal of being a leader in e-based document management.

SEGMENTS AND SERVICES OFFERED

The current services that we provide include the following segments: reprographics, imaging services, facilities management, and printing services.

Reprographics involves the copying and management of large amounts of documents extracted in their original format, from the offices and files of our customers. Our reprographic services include copying, binding, drilling, "Bates" stamping, labeling, collating, assembling and quality review. Our reprographic centers, currently located in Virginia, New York, Pennsylvania, and Georgia, are open 24 hours a day, seven days a week to handle the prompt turn around time often requested by our customers. A typical job ranges in size from single documents with a small number of pages to multiple sets of documents, which can exceed a million pages. A job is typically picked up by our in-house dispatch service and brought back to our production center. The jobs are then processed per the customer's instructions and reviewed by our quality control staff. Documents are then returned to the client via our dispatch service. Reprographic jobs are generally billed on a job-by-job basis, based on the number of copies and the level of difficulty in copying the original documents. Each of our reprographic centers are staffed with in-house technicians which service our copiers in event they need repairs.

Imaging services involves the conversion or transfer of traditional paper based and electronic based documents into electronic media or vice versa. Services provided in our Imaging Services Division primarily cater to law firms and their clients. A typical job involves a law firm that is representing a client in a litigation matter. In order for the law firm to prepare for its case it often must review a large number of documents, emails, and email attachments. As a result, the law firms often have a need to search and retrieve appropriate documents in a timely and efficient matter. In order to help meet this need, our Imaging Services Division offers case management consulting, electronic scanning of documents converting email and attachments to images, indexing/coding, optical character recognition
(OCR), electronic discovery, blowback printing, training, technical support and electronic document search and retrieval services. Imaging services are typically billed on a job-by-job basis, based on the number of images and complexity of the retrieval applications.

Facilities management services allow companies to out-source certain, non-core business, back-office functions. Our target clients include companies that require a large amount of people, equipment and other resources to manage their back office requirements. Based on an analysis of our client's needs, we place our employees and equipment at the customer's premises. The particular customer's internal processes dictate the services we provide. Services we currently provide include copy room management, mailroom administration, facsimile management, supply room management, and maintenance of office equipment. At each of our facilities management locations we utilize SiteTrax, our proprietary software. SiteTrax tracks information related to copy, mail, fax, shipping and courier, materials usage, and hours worked. It also provides integrated cost accounting and invoicing information for our customers and helps them allocate expenses accordingly. Facilities management contracts, which are billed on a monthly basis, include a monthly base charge plus fees for any additional services provided.

Printing services include both black and white and color digital production of catalogs, brochures, postcards, stationary, direct mail, newsletters, and exhibit materials. Our target customers, for these services include our existing customers and other organizations requiring print media. In addition, we also provide ancillary services, which include graphic design, mailing, special finishing, storage, fulfillment, and delivery services. Printing jobs are typically billed on a job-by-job basis depending on several factors, including quantity, number of colors, quality of paper, and graphic design time.

CUSTOMERS

Our customers include law firms, non-profit organizations, corporations, accounting and consulting firms, financial institutions and other organizations throughout the East Coast of the United States. Our clients include many of the largest law firms and business entities in the markets served. In the most recent fiscal year, no single customer accounted for more than 10% of the Company's revenues.

COMPETITION

The Company operates in a highly competitive environment. A significant source of competition is the in-house document handling capability of our targeted client base. There are also a number of companies with significant financial resources, which compete with On-Site to provide similar products and services in each of the markets served by On-Site. We compete primarily on the basis of technology, performance, price, quality, reliability, distribution, customer service and support. In order to remain competitive, we must offer new products and services, periodically enhance our existing products and services and compete effectively on the basis of the factors listed above. The Company's success in its future performance is largely dependent upon its ability to compete successfully in its currently served markets and to expand into additional product and services. The Company's major competitors include, but no limited to, Ikon Office Solutions Inc., Pitney Bowes Management Services, Inc., Xerox Business Services, and F.Y.I. Incorporated.

SALES AND MARKETING

Our customer loyalty is built on our ability to form strong working relationships with the people they serve in the market place and our ability to deliver consistently superior services and support. Our sales force is composed of approximately 30 individuals, including sales managers, account executives, or sales assistants. The model uses a three-tiered approach for deploying effective sales coverage in our geographic areas. The account representatives act as primary client contacts supported by sales managers on larger, more involved jobs. The sales assistants act as assistants to the account representatives in day-to-day matters and facilitate interaction between the client and our production departments. This approach provides the Company an excellent training ground to train and develop qualified account representatives. Many of our sales assistants move on to become account representatives.

As a result of the acquisition of Legend Lithographics in 2000 as described in Note 1 of the Notes to the Financial Statements included in the Annual Report on Form 10-K, the Company intends on using the new digital printing opportunities to create and implement a new marketing strategy. Details of the new marketing strategy are currently under development. The goal of the marketing strategy will be to create awareness to both existing and new clients, highlighting the range and level of services we provide. The Company plans to begin implementing the new marketing initiatives during 2001.

TECHNOLOGY AND PROPRIETARY INFORMATION

The Company developed the SiteTrax software platform to automate the document and facilities management process. SiteTrax manages every step of the production and management process, from logging in projects, tracking them through production, quality control, shipping and delivery. SiteTrax tracks mail, fax, courier, and box distribution, materials usage, operator distribution/ workflow, productivity and quality control efficiency. It also provides integrated cost accounting and invoicing. The software enhances the efficiency and productivity of our production and management process.

During 1999, we received a U.S. patent for our real-time invoicing and productivity analysis technology. The proprietary process, which is called Costrax, enables us to automate certain billing and job tracking functions and improve document management capability for our customers. The system networks copy machines and tracks the number of copies made, the client to be billed, the specific matter involved and the employee making the copies. This system is designed to increase our appeal to potential clients based on price and performance. The patent expires October 21, 2017.

During 2000, we developed programs to replace certain routine manual functions relating primarily to our Imaging Services Division, with faster more efficient automated processes. Attributes of the system include the ability to organize, print, and search electronic documents using un-attended workstations controlled by a centralized database server. These scalable programs can convert large quantities of electronic documents, email, and email attachments to various electronic image formats or send them directly to high-speed printers. These systems work with existing commercial-off-the-shelf products, used by our clients. Used mainly in our Imaging Services Division, these programs, have helped us to reduce overhead, lower our employee count, increase production capacity and increase our profit margins.

Another system in developed in 2000, provides web-based access to document databases. This system allows our clients the ability search through large amount of documents via a web based search engine. The interfaces are easily customizable to meet client project and data requirements. The Company can provide this system as an extra added value service to clients after data and documents have been processed by our Imaging Services Division. This system is currently in the refinement phase, with one of our larger clients currently utilizing the service. As this system is fully implemented, the Company expects to create additional sources of revenue through this service and the related storage and printing of electronic data and images

ENVIRONMENTAL CONDITIONS
                                       5

The Company is not aware of any environmental conditions that would be likely to have a material adverse effect on the business, financial condition or results of operations of the Company. However, there can be no assurance that environmental liabilities in the future will not have a material adverse effect on the business, financial condition or results of operations of the Company.

EMPLOYEES

We continuously recruit, train and offer benefits and other incentives to personnel in order to develop and retain a qualified and reliable staff. Under our training program, all personnel receive training covering the use and maintenance of equipment, interpersonal skills and operating procedures. We place a strong emphasis on employee relations and engage in team building, and employee empowerment practices, as well as providing incentives, including a stock option plan, that are specifically designed to encourage and reward employee performance. Additionally, employees sign confidentiality agreements and agree to undergo drug tests. We believe these programs result in higher employee productivity and professionalism. As of December 31, 2000, the Company had approximately 877 employees, of which 479 were part-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information concerning the Company's executive officers:

Name                                  Age   Served Since         Position(s) Held
- ----                                  ---   ------------         ----------------
Christopher Weiler                    38       1992              President and Chief Executive Officer
Jason Parikh                          30       2000              Chief Financial Officer
John Sabanosh                         50       1998              Vice President, Operations
Allen Outlaw                          35       1992              Executive Vice President, Marketing

CHRISTOPHER WEILER founded On-Site Sourcing In December 1992 and has been President, Chief Executive Officer and a director since that time. Mr. Weiler graduated from the United States Naval Academy in 1985 and served in the United States Navy as a surface warfare officer and as a Navy Senate Liaison Officer on Capitol Hill, Washington, D.C., and has worked for Pitney Bowes Management Services.

JASON PARIKH has been Chief Financial Officer and Secretary since May of 2000. Prior to that he served as Controller of Onsite from July 1997 to May of 2000. From 1994 until 1997 he was controller of Shirt Explosion Inc., a clothing manufacturer generating over $10 million in revenues, as well as an accountant for Reznick Fedder & Silverman PC. He has a B.S. in Accounting from the University of Maryland, and has passed the CPA exam.

JACK SABANOSH has been the Vice President of Operations since May 2000. From June 1998 to May 2000 Mr. Sabanosh served as Vice President of Finance. Before joining On-Site, from May 1995 to June 1998 Mr. Sabanosh was Vice President of Phoenix International, LLC, an international trade and investment company. From 1991 until 1995, he was General Manager of FedComp, Inc., where he restored the software firm to profitability. He has a B.S. in Business from Virginia Polytechnic Institute and State University.

ALLEN OUTLAW has been Executive Vice President of Marketing since September 1997. Prior thereto Mr. Outlaw served as Vice President of Sales and Marketing since joining the Company in March 1994. Mr. Outlaw has also served on the Board of Directors since March 1994. Prior to joining the Company, he held various positions in the investment industry, including owner and Director of Marketing of Justin Asset Management, a successful investment management firm from January 1991 until joining the Company.


ITEM 2. PROPERTY.

The Company leases facilities, totaling approximately [115,000] square feet, in Arlington, Virginia, Baltimore, Maryland, Gaithersburg, Maryland, New York City, New York, Philadelphia, Pennsylvania, and Atlanta, Georgia. All of these facilities are leased and principally used for operations and general administrative functions. The Company from time to time leases additional space on a short-term basis to facilitate higher workloads and specific requests from clients. The leases are for terms of 5 to 10 years and expire from 2001 to 2008.

As of March 30, 2001, we also operated at approximately [12] client locations, related to our facilities management contracts.

During the third quarter of 2000 the Company purchased property located in Alexandria, Virginia. The property is approximately 112,710 square feet with 69,000 square feet available for office space. On-Site plans to move it's corporate headquarters and Virginia production center to this new location during December 2001. The Company has also engaged an agency to explore various sale-lease back alternatives with respect to this property. Detailed information regarding the purchase transaction is presented in "Item 7 - Liquidity and Capital Resources" and Note 14 of Notes to Financial Statements included in this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS.

In the opinion of the Company's management, there are no legal proceedings pending to which the Company is a party or to which any of its properties is subject, other than ordinary, routine litigation incidental to the business which is not expected to have a material adverse effect on the results of operations, financial condition or cash flows of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

During the fourth quarter of the year ended December 31, 2000, no matters were submitted to a vote of the security holders.



PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK.
The following table shows the high and low closing sales prices for the Common Stock in the NASDAQ Small Cap Market for each quarter in 1999 and 2000. The Common Stock, Warrants and Units (comprised of two shares of Common Stock and one Common Stock Purchase Warrant) of On-Site Sourcing, Inc. are listed on the NASDAQ SmallCap Market and trade under the symbols "ONSS", "ONSSW" and "ONSSU", respectively.

- ----------------------------------------------------------------------------------------------------
                               COMMON STOCK                WARRANTS                 UNITS
====================================================================================================
Quarter Ended:               HIGH         LOW         HIGH         LOW         HIGH         LOW
- ----------------------------------------------------------------------------------------------------
           March 31, 1999    2.250       1.188        0.344       0.188       5.000        3.250
- ----------------------------------------------------------------------------------------------------
            June 30, 1999    2.438       1.406        0.313       0.188       3.625        3.125
- ----------------------------------------------------------------------------------------------------
       September 30, 1999    1.750       1.063        0.250       0.156       3.125        3.000
- ----------------------------------------------------------------------------------------------------
        December 31, 1999    1.656       0.969        0.250       0.125       3.000        2.125
- ----------------------------------------------------------------------------------------------------
           March 31, 2000    5.500       1.380        2.375       0.250      13.250        2.650
- ----------------------------------------------------------------------------------------------------
            June 30, 2000    5.000       2.810        1.688       0.813      10.875        6.750
- ----------------------------------------------------------------------------------------------------
       September 30, 2000    3.750       2.380        0.938       0.219       7.375        5.000
- ----------------------------------------------------------------------------------------------------
        December 31, 2000    2.940       1.380        0.375       0.063       6.125        2.750
====================================================================================================

DIVIDENDS
We have not declared any cash dividends on our Common Stock. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future and intend to retain our earnings, if any, to finance the expansion of our business and for general corporate purposes. Any payment of future dividends will be at the discretion of our Board of Directors.

TREASURY
During December 1999, The Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's Common Stock

During 2000 and 1999, the Company repurchased, through open market and negotiated transactions, 88,000 and 14,300 shares of the Company's Common Stock, respectively, at an aggregate price of $351,821 and $19,330, respectively. Total Treasury stock held by the Company at December 31, 2000 was 113,590 shares of Common Stock.

HOLDERS
As of March 21, 2001, there were approximately 37 holders of record of the Company's Common Stock and approximately 1,558 beneficial owners of the Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected financial data of the Company. The selected financial data presented below has been derived from the Company's financial statements which have been audited by Reznick Fedder & Silverman PC, as described in their report thereon, and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes included in this Annual Report on Form 10-K.

                                                                  YEARS ENDING DECEMBER 31,
                                              ---------------------------------------------------------------
                                              2000           1999          1998            1997          1996
                                              ----           ----          ----            ----          ----
STATEMENT OF OPERATIONS DATA
Revenue                                  $  35,489,911  $  26,670,903 $  25,965,723    $ 21,138,948    $9,507,666
Cost of revenue                             24,457,491     19,368,458    21,713,453      15,293,617     7,003,882
                                             ---------      ---------     ---------       ---------     ---------
Gross profit                                11,032,420      7,302,445     4,252,270       5,845,331     2,503,784
Selling and marketing                        3,706,762      2,703,755     2,645,776       2,401,691     1,099,037
Administrative                               4,606,426      3,742,909     3,025,825       2,226,103     1,072,835
Merger Related Costs                           330,807              -             -               -             -
                                             ---------      ---------     ---------       ---------     ---------
  Earnings (loss) from operations            2,388,425        855,781   (1,419,331)       1,217,537       331,912
                                             ---------      ---------     ---------       ---------     ---------
Other income (expense)                       (523,990)        123,158       (7,282)          54,718      (11,672)
                                             ---------      ---------     ---------       ---------     ---------
Earnings (loss) before income taxes          1,864,435        978,939   (1,426,613)       1,272,255       320,240
Income tax expense (benefit)                   922,022        189,000     (429,000)         551,182        75,000
                                             ---------      ---------     ---------       ---------     ---------
  Net earnings (loss)                    $     942,413  $     789,939 $   (997,613)     $   721,073       245,240
                                             ---------      ---------     ---------       ---------     ---------
Earnings (loss) per share
    Basic                                $       0.19   $        0.16 $      (0.21)     $      0.15    $     0.07
    Diluted                              $       0.18   $        0.16 $      (0.21)     $      0.15    $     0.07
                                             ---------      ---------     ---------       ---------     ---------
Weighted Average Shares Outstanding
    Basic                                    4,870,825      4,838,727     4,818,220       4,794,705     3,666,010
    Diluted                                  5,320,943      4,909,924     4,818,220       4,947,203     3,767,069




                                                                AS OF DECEMBER 31,
                                       -----------------------------------------------------------------------
                                       2000             1999             1998             1997            1996
                                       ----             ----             ----             ----            ----

BALANCE SHEET DATA:
Working capital                    $    260,906     $   3,496,846     $  3,181,400    $   4,577,446   $ 3,766,684
Total assets                         28,079,231        11,649,129       10,951,210       12,239,083     8,521,545
Current Liabilities                  11,501,179         3,695,246        3,326,752        3,468,759     1,083,523
Long-term Debt                        8,097,810           528,687        1,169,454        1,094,444       990,683
Stockholders' equity                  7,852,989         6,944,019        6,135,911        7,092,987     6,356,364


QUARTERLY RESULTS
The following table sets forth quarterly financial data as reported by the Company on its Quarterly Reports on Form 10-Q, for year 1999 and 2000.

                             ON-SITE SOURCING, INC.
                        SELECTED QUARTERLY FINANCIAL DATA
                                    UNAUDITED

                                      March 31,    June 30,    Sept 30,   Dec 31,    March 31,   June 30,   Sept 30,      Dec 31,
                                        1999         1999       1999       1999        2000        2000       2000         2000
                                        ----         ----       ----       ----        ----        ----       ----         ----
Revenue                              6,330,596   6,591,361   6,355,283   7,393,663    9,772,365  8,681,120  7,967,584    9,068,842
Costs and expenses
     Cost of sales                   4,935,789   4,956,717   4,709,173   4,766,779    5,999,605  5,793,342  6,030,322    6,634,222
                                     ---------   ---------   ---------   ---------    ---------  ---------  ---------    ---------
                                     1,394,807   1,634,644   1,646,110   2,626,884    3,772,760  2,887,778  1,937,262    2,434,620
                                     ---------   ---------   ---------   ---------    ---------  ---------  ---------    ---------
     Selling expense                   495,272     574,533     647,113     986,837      910,230    984,402    625,892    1,186,238
     Administrative expense            799,713     911,651   1,074,960     956,585    1,080,301  1,106,118  1,132,396    1,287,611
     Merger Related Costs                    -           -           -           -            -          -          -      330,807
                                     ---------   ---------   ---------   ---------    ---------  ---------  ---------    ---------
                                     1,294,985   1,486,183   1,722,073   1,943,422    1,990,531  2,090,520  1,758,288    2,804,656
                                     ---------   ---------   ---------   ---------    ---------  ---------  ---------    ---------
     Earnings (loss) from
       operations                       99,822     148,461     (75,963)    683,462    1,782,229    797,258    178,974     (370,036)
     Other income (expense)
     Other income                       23,682      43,500         690     280,182        2,335      4,304      9,503       71,909
     Other expense                     (45,284)    (46,743)    (84,271)    (48,599)    (147,644)   (60,722)  (122,871)    (280,804)
                                     ---------   ---------   ---------   ---------    ---------  ---------  ---------    ---------
                                       (21,602)     (3,243)    (83,581)    231,583     (145,309)   (56,418)  (113,368)    (208,895)
                                     ---------   ---------   ---------   ---------    ---------  ---------  ---------    ---------
Earnings (Loss) before income taxes     78,220     145,218    (159,544)    915,045    1,636,920    740,840     65,606     (578,931)
Income tax (benefit) expense                 -                             189,000      652,000    294,800     25,198      (49,976)
                                     ---------   ---------   ---------   ---------    ---------  ---------  ---------    ---------
Net (Loss) Earnings                     78,220     145,218    (159,544)    726,045      984,920    446,040     40,408     (528,955)
                                     ---------   ---------   ---------   ---------    ---------  ---------  ---------    ---------
                                     ---------   ---------   ---------   ---------    ---------  ---------  ---------    ---------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. FORWARD LOOKING DISCLOSURE

GENERAL

We began to provide reprographic and facilities management services to the premium service segment of the Philadelphia, Pennsylvania market in June 1993. We subsequently expanded our geographic market to include Washington, DC, Gaithersburg, Maryland, New York, New York and Atlanta, Georgia. In November 1996, we expanded the scope of our reprographic services to include imaging and scanning. In 1998 the Company formed its Information Technology Division to provide a full range of technology services to law firms and other professional service organizations. During 1999, we subsequently sold our Information Technology Division. Revenues from reprographic and imaging services accounted for approximately 87% of total revenues, facilities management services accounts for 9% of total revenue, and printing services accounts for 4% of total revenues for the year ended December 31, 2000.

The revenues provided by the reprographic and imaging services vary depending on the volume of work orders received, with the months of August and December historically being slow periods. Revenues are collected on a monthly basis for facilities management contracts with payment due on the first of the following month, while reprographic and imaging and digital printing service revenues are collected on a per job basis.

During 2000, the Company acquired a commercial printing business. Subsequent to the acquisition, the Company invested approximately $2.8 million in additional equipment. The equipment primarily includes digital printing presses and related equipment. The Company believes that this investment allows the Company to compete with many of the larger printing shops, in terms of quality, price, volume, and turn around time.

During 2000, the Company also continued its commitment to build the Imaging Services Division. Equipment investments totaled approximately $1.13 million in 2000. In addition to equipment the, Company hired several information technology individuals in order to meet the complex needs of our clients and stay abreast of the latest technology issues.

We have implemented a growth strategy based on certain e-commerce initiatives including the development of an interactive business-to-business web site and investment in human resources and technology to fully integrate our future expansion plans with technological advances in order to meet the changing needs of our customers.

Our strategy consists of focusing on Internet-based document management services in our four core businesses - reprographics, imaging, printing and facilities management. Our plans include positioning ourselves to become a national document management leader through product enhancements, development of new technology, and formation of strategic partnerships with document management companies and selective acquisitions in new and existing markets.

During 1999, we received a U.S. patent for Costrax, a real-time invoicing and productivity analysis technology, which allow us to capture real-time, billable data from our photocopier machines. The technology will integrate the data into a web-based document management system. The system, based on state-of-the-art shipping, tracking, billing and electronic file management systems will provide the foundation for our Internet/web-based initiatives.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

Revenue

Our revenues are primarily derived from reprographics, imaging and related services, printing, and facilities management services. Revenue increased approximately 33%, from $26.67 million for the year ended December 31, 1999 to $35.49 million for the year ended December 31, 2000. The increase was due to an increase in imaging revenues and revenues from our acquisitions completed in the year 2000.

Imaging revenues increased 327% or $7.25 million, from $2.22 million for the year ended December 31, 1999 to $9.47 million for the year ended December 31, 2000. The increase in imaging revenues is a result of the investment and commitment the Company has placed in the Imaging Services Division. The Imaging Services Division is important for the Company's future growth. As the needs of our clients shift from the traditional reprographic document management solutions to a more technology based solution, we expect revenues in our imaging division to increase. The addition of our New York and Georgia Imaging Divisions are expected to help increase imaging revenues.

Revenues of $1.85 million were achieved as a result of the acquisitions of Legend Lithograph and Duplicating & Design Inc, which were both completed in the year 2000. In addition, 1999 included $979,000 in revenues generated from the Company's Information Technology division, which was sold in September 1999.

As discussed previously in this Annual Report on Form 10-K, the Company has made significant investment in digital printing and related equipment. As the Company fully integrates the printing division in its sales and marketing activities and cross sells printing services to its existing clients, the Company expects to see an increase in printing revenues.

Gross profit as a percentage of revenues increased 3.72%, from 27.37% for the year ended December 31, 1999 to 31.09% for the year ended December 31, 2000. The increase was due to efficiencies received as a result of higher sales volumes and higher revenues from our imaging services division, which contributes higher margins compared to reprographics, printing, and facilities management.

Selling expenses, as a percentage of revenues, remained fairly constant for the year ended December 31, 2000 compared to the year ended December 31, 1999. As a percentage of revenues, selling expense was 10.44% and 10.14% for the years ended December 31, 2000 and 1999 respectively. Selling expense includes commissions, salaries and related costs, travel and entertainment, and other costs related to our sales staff.

Administrative expenses increased from $3.74 million in 1999 to $4.60 million in 2000. The increase is due to increased administrative staffing related to the two acquisitions completed in 2000, increased staffing in accounting and human resources to handle the revenue growth experienced by the company, and expenditures related to the maintenance and development of the Company's IT infrastructure.

On April 2, 2001 the Company terminated the Merger Agreement with U.S Technologies. As a result of the termination, the Company expensed, for the fourth quarter of 2000, $330,807 in expenses related to merger. This amount includes legal fees and cost associated with the preparation of a fairness opinion directly related to the due diligence of the transaction.

Other income decreased in the year 2000 by $260,003, from $348,054 in 1999 to $88,051 in 2000. Of the $88,051 in other income reported for 2000, approximately $70,000 was related to rental income received as a result of subletting the property in Alexandria, Virginia, which was purchased by the Company in 2000 for its future headquarters and Virginia production center. The remainder of other income, approximately $18,000, for 2000 included, miscellaneous refunds and credits.

Other income for 1999 of $348,054 includes: a gain of $270,000 realized as a result of the sale of the Company's IT division; insurance proceeds of $23,000, representing proceeds on amounts previously written off; and a $42,000 gain on the sale of copy equipment.

Other expense increased in the year 2000 by $387,145, to $612,041 compared to $224,896 in the year 1999. Other expense for 2000 included expenses of:
$88,510 related to expenses for the Alexandria, Virginia Property purchased by the Company for its future headquarters and Virginia production center; $108,294 in early termination fees and the write-off of certain leasehold improvements related to the Company relocating its Atlanta, Georgia facility to a less expensive facility; and $415,236 in interest and interest related fees.

During 1999, the Company utilized net operating loss carryforwards totaling approximately $1,755,000, which effectively offset net taxable income. The Company recorded a deferred tax expense for 1999 of $189,000. During 2000, the remaining net operating loss carry forwards were not sufficient to fully offset net taxable net income, resulting in a current tax liability of $ 583,552 and a deferred tax liability of $338,470.


YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

Revenues in 1999 of $26.67 million were 2.7% higher than 1998 revenues of $25.97 million. Reprographics revenues in 1999 were $20.25 million, almost equal to 1998 levels of $20.45 million.

Revenue from imaging services increased from $1.26 million in 1998 to $2.22 million in 1999, with the largest increase occurring during the 4th quarter of 1999 as we identified and actively pursued imaging opportunities which resulted in an increased volume of imaging work orders fulfilled at our various locations.

Gross profit in 1999 was $7.3 million, an increase of 72% from 1998 levels of $4.25 million. As a percentage of revenue, 1999 gross profit was 27.37% compared to 16.37% in 1998. Major contributions to the improvement in margins were from the growth of the imaging division, which contributes higher margins, and the elimination of the Information Technology division, which was sold in September 1999.

Improved cost controls implemented in 1999 and improved management of our labor force in the reprographics operations resulted in increased efficiencies and improved gross margins. As unprofitable contracts ended, facilities management gross profits improved in 1999. The imaging division experienced a steady improvement in gross profit during 1999 and the information technology division, which continued to experience lower than expected gross profits, was divested during the 3rd quarter of 1999.

Selling expenses, consisting predominantly of sales commissions, salaries and related costs, travel and entertainment, and other costs related to our sales staff, remained constant at 10.1% of sales. Administrative expenses increased from $3.0 million in 1998 to $3.7 million in 1999. Completion of the implementation of a financial accounting system and increased administrative staff resources contributed to the increase in administrative expenses.

Other income increased $118,762 in 1999, from $229,292 in 1998 to $348,054 in
1999, primarily due to the sale of the information technology division in September 1999.

Provision for income taxes of $189,000 was a result of recording deferred tax expense. There was no current income tax expense due to a net operating loss carryforward from prior years.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our expansion and growth by utilizing internally generated cash flow, long term financing, and a commercial line of credit. We anticipate that the cash flow from operations and credit facilities will be sufficient to meet our expected cash requirements for the next twelve months. There can be no assurances that unforeseen events may not require more working capital than we have at our disposal.

The following summarizes the transactions that required significant cash payments during 2000, utilizing the Company's working line of credit, and/or financing arrangements:

PROPERTY TRANSACTION

As discussed in "Item 2 - Property", and in Note 14 of Notes to Financial Statements included in this Annual Report on Form 10-K, the Company purchased, property located in Alexandria, Virginia in November of 2000. The total purchase price of the property, including commissions and due diligence, was $7,478,796. The Company incurred a cash expenditure of $1,678,796 and a related mortgage of $5,800,000. The Company has engaged a professional real estate advisory firm to explore sale leaseback alternatives. The Company is currently reviewing potential offers from various investors. If the Company implements a sale-leaseback transaction, the Company expects to receive all or a significant portion of the original cash expenditure. The Company expects to implement a sale-leaseback by July 31, 2001.

ACQUISITIONS

As discussed in "Item 1 - Business" and in Note 1 of Notes to Financial Statements included in this Form 10-K, the Company made two acquisitions in 2000.

The first acquisition, of Legend Lithographic, Inc and Pseudon
Communications, Inc, which closed in April of 2000, required the Company to pay $438,172 in consideration upon closing and assume liabilities of $231,461.

The second acquisition of Duplicating & Design Inc. required the Company to pay $274,412 in consideration on closing of the transaction, in September of 2000. The Company is also required to make two subsequent payments of $233,333 on each of the first and second anniversary dates thereafter.

PROPOSED MERGER WITH U.S. TECHNOLOGIES INC.

As in discussed in "Item 1 - Business" and Note 15 of Notes to Financial Statements included in this Form 10-K, the Company is party to a definitive merger agreement with U.S. Technologies Inc. The Company incurred expenses of $330,807. This amount includes legal fees and costs associated with the preparation of a fairness opinion directly related to the due diligence of the transaction. On April 2, 2001 the Company terminated the Merger Agreement with U.S Technologies. As a result of the termination, the Company wrote off, for the fourth quarter of 2000, these expenses related to merger.

INVESTMENT IN FIXED ASSETS

Exclusive of the Alexandria, Virginia Property and the two acquisitions discussed above, the Company during 2000 invested approximately $4,725,774 of fixed assets. Of these amounts, $1,922,831 was paid for in cash and $2,802,943 financed with various financing arrangements.

INCOME TAXES

The Company, in anticipation of higher earnings, and the effect of expensing the of merger related costs, in the fourth quarter of 2000, the Company overpaid state and federal income taxes by $715,674. Depending on the results of the first quarter 2001, the Company will either apply the tax credits to year 2001 tax liabilities or request a refund from the appropriate agencies.

STOCK REPURCHASE PROGRAM.

As discussed in "Item 5 Market for Registrant's Common Equity and Related Stockholder Matters" the Company incurred expenditures of $351,821 related to the repurchase of the Company's Common Stock during 2000.

At December 31, 1999, the Company had available a working capital line of credit in the amount of $2,500,000. The line of credit is subject to eligible accounts receivable. The Company has available, to borrow, at any given time, the lesser of the established line of credit or eligible accounts receivable. Eligible accounts receivable are 75% of accounts less than 120 days old. During 2000, the line of credit was increased to $6,000,000 and subsequently to $7,000,000 in January of 2001. The working capital line of credit bears interest at the banks prime rate of interest or the 30-day LIBOR rate plus 2.25%. The line of credit, which expires April 30, 2001, is subject to certain financial covenants; the most significant requires the Company to maintain a minimum net worth of $6,000,000. Net advances made under this agreement, as of December 31, 2000 and 1999 were $5,809,598 and $469,475 respectively. Net worth, as defined under the agreement, as of December 31, 2000 was $6,841,045.

In addition, we have obtained financing for certain equipment and vehicles. The notes are secured by the equipment and vehicles, at rates ranging from 5% to 10.25 % per annum and mature at various times between 2001 and 2008. In May of 2000 the company obtained additional financing at comparable terms, for certain equipment in the amount of $1,125,000. Detailed information regarding the various financing arrangements is presented in Note 6 of Notes to Financial Statements included in this Annual Report on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial statement presentation or disclosures.

In April 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25", which is effective July 1, 2000, except for certain conclusions which cover specific events after either December 15, 1998 or January 12, 2000. FIN No. 44 clarifies the application of APB No. 25 related to modifications of stock options, changes in grantee status, and options issued on a business combination, among other things. The adoption of FIN No. 44 is not expected to have a significant impact on the Company's financial position or results of operations.


YEAR 2000 ISSUE AND COMPLIANCE

We successfully completed our program to ensure year 2000 compliance. As a result, we have had no year 2000 problems to date that affected our business results of operations or financial condition.

IMPACT OF INFLATION

Management does not believe that inflation has materially affected the Company's operating results. Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We believe our market risk exposure with regard to our financial instruments is limited to changes in interest rates. Based upon the composition of our variable rate debt outstanding at December 31, 2000, which is primarily borrowings under the working capital line of credit, we do not believe that a hypothetical increase in the bank's prime rate of interest or the 30-day LIBOR rate would be material to net income.

                                  RISK FACTORS

The following risk factors should be carefully considered before making an investment decision. If any of the risks actually occur, our business financial condition or results of operations could be negatively affected, the price of securities could decline, we may not be able to repay our debt, and you may lose all or part of your investment. You should also refer to the other information contained in this report and incorporated in this report by reference, including our financial statements and related notes.


WE MAY NOT BE ABLE TO MANAGE OUR RAPID GROWTH

We cannot be sure that our management team will effectively be able to oversee and implement our operating or growth strategies. Further, our growth will continue to place significant demands on management and on our internal systems and controls. We cannot assure that our management group will effectively be able to direct us through a continued period of significant growth. In addition, we cannot assure you that our current systems will be adequate for our future needs or that we will be successful in implementing new systems or converting existing systems. If we fail to implement these new systems, procedures and controls on a timely basis, we may not be able to service our clients' needs, hire and retain new employees, pursue new business, complete future acquisitions or operate our business effectively. As a result of any of these problems associated with expansion, our business, financial condition and results of operations could be materially and adversely affected.

WE MAY NEED, BUT MAY NOT BE ABLE TO OBTAIN, ADDITIONAL FINANCING IN THE FUTURE IN ORDER TO MEET OUR WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS AND TO GROW OUR BUSINESS.

We may need to raise additional financing in the future in order to meet our working capital and capital expenditure requirements and grow our business. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and our failure to obtain additional financing on acceptable terms could adversely affect our operations. If we need additional capital and cannot raise it on acceptable terms, we may not be able to acquire additional companies, open or expand offices in the United States and abroad, make capital expenditures, hire and train additional personnel or expand our business.

In the event we elect and are able to obtain additional funding through equity financing, the terms of this financing could be highly dilutive to current shareholders. We may also attempt to obtain additional funding through debt financings. Any debt financings may contain restrictive terms that limit our operating flexibility. As a result, either debt or equity financing could have a material adverse effect on our business, financial condition or results of operations.

THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE

The price of our common stock may be volatile. Our quarterly results of operations may vary materially as a result of the timing and structure of strategies for future growth. In addition, since a significant portion of our revenue is generated on a project-by-project basis, the timing or completion of material projects could result in fluctuations in our results of operations for particular quarterly periods. Fluctuations in operating results may adversely affect the market price of our common stock. The market price for our common stock may also fluctuate in response to material announcements by us or our significant clients or competitors, changes in the economic or other conditions impacting our targeted client segments or changes in general economic conditions. Further, the securities markets have experienced significant price and volume fluctuations from time to time that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of our common stock.

WE DEPEND ON CERTAIN CLIENT INDUSTRIES

We derive our revenue primarily from document and information intensive industries, particularly law firms. Fundamental changes in the business practices of any of these client industries, whether due to regulatory, technological, the internet or other developments, could cause a material reduction in demand by our clients for the services offered by us. Any reduction in demand would have a material adverse effect on our results of operations. The document and information management services industry is characterized by technological change, evolving client needs and emerging technical standards. Although we believe that we will be able to continue to offer services based on the newest technologies, we cannot assure you that we will be able to obtain any of these technologies, that we will be able to effectively implement these technologies on a cost-effective or timely basis or that such technologies will not render obsolete our role as a third party provider of document and information management services.

WE FACE INTENSE COMPETITION

The document and information management services industry is highly competitive. We cannot guarantee that we will be able to compete successfully in the future. A significant source of competition is the in-house document handling capability of our targeted client base. We cannot assure you that these businesses will outsource more of their document and information management needs or that such businesses will not bring in-house, services that they currently outsource. In addition, certain of our competitors are larger businesses and have greater financial resources than we do. Certain of these competitors operate in broader geographic areas than we do, and others may choose to enter our areas of operation in the future. In addition, we intend to enter new geographic areas through internal growth and acquisitions and expect to encounter significant competition from established competitors in each new area. As a result of this highly competitive environment, we may lose clients or have difficulty in acquiring new clients and new companies, and our results of operations may be adversely affected. If we are forced to lower our pricing or if demand for our services decreases our business, financial condition and results of operations will be materially and adversely affected.

OUR ABILITY TO MEET CHANGES IN TECHNOLOGY COULD BE EXPENSIVE AND, IF WE DO NOT

KEEP UP WITH THESE CHANGES, WE COULD LOSE EXISTING CLIENTS AND BE UNABLE TO ATTRACT CLIENTS

The markets for our document and information management services are subject to rapid technological changes and rapid changes in client requirements. To compete, we commit substantial resources to operating multiple hardware platforms, to utilizing third-party software programs and to training client personnel and our personnel in the use of new technologies. Future hardware, software and other products may be able to manipulate large amounts of documents and information more cost effectively than existing products, which we use. Our inability to keep up with these changes could adversely affect our business and financial results and result in us losing clients and being unable to attract clients.

WE DEPEND ON OUR PERSONNEL

Our operations are dependent on the continued efforts of our executive officers and on senior management of our operating companies. If any of these people are unable or unwilling to continue in their present role, or if we are unable to attract and retain additional managers and skilled employees, our business could be adversely affected.

Our success depends, to a significant extent, upon our ability to attract, retain and motivate highly skilled and qualified personnel. If we fail to attract, train, and retain sufficient numbers of these technically skilled people, our business, financial condition, and results of operations will be materially and adversely affected. Competition for personnel is intense in the document and information management services industry, and recruiting and training personnel require substantial resources. We must continue to grow internally by hiring and training technically skilled people in order to perform services under our existing and future contracts. We have to pay an increasing amount to hire and retain a skilled workforce.

WE MAY BE LIABLE FOR BREACH OF CONFIDENTIALITY

A substantial portion of our business involves the handling of documents containing confidential and other sensitive information. Although we have established procedures intended to prevent any unauthorized disclosure of confidential information, we cannot assure you that unauthorized disclosures will not result in material liability to us.

WE MAY HAVE BUSINESS INTERRUPTIONS

Certain of our operations are performed at a single location and are dependent on continuous computer, electrical, and telephone service. As a result, any disruption of our day-to-day operations could have a material adverse effect upon us. We cannot assure you that a fire, flood, earthquake, power loss, telephone service loss, problems caused by computer or technology issues or other event affecting one or more of our facilities would not disable these services. Any significant damage to any facility or other failure that causes significant interruptions in our operations may not be covered by insurance. Any uninsured or underinsured loss could have a material adverse effect on our business, financial condition or results of operations.

MANAGEMENT EXERCISES SUBSTANTIAL CONTROL OVER OUR AFFAIRS

As of December 31, 2000, our directors and executive officers, excluding the effect of options, owned approximately 23% of Common Stock. Our directors and executive officers exercise substantial control over our affairs. If these persons act together, they might be able to elect a sufficient number of directors to control our Board of Directors and to approve or disapprove any matter submitted to a vote of our stockholders.

WE MAY HAVE ENVIRONMENTAL LIABILITIES IN THE FUTURE

We are subject to regulations and ordinances that govern activities or operations that may have adverse environmental effects, such as discharges to air and water. We are not aware of any environmental conditions relating to present or past waste generation at or from these facilities that would be likely to have a material adverse effect on our business, financial condition or results of operations. However, we cannot assure you that environmental liabilities will not in the future have a material adverse effect on our business, financial condition or results of operations.


ITEM 8.   FINANCIAL STATEMENTS


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The information required by this Item will be included in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "Directors and Executive Officers" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item will be included in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item will be included in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000, and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)       Lists of Documents Filed as Part of this Report

1. Financial Statements


                                                                                                                       Page
Report of Independent Auditors.......................................................................................   18

Financial Statements:

Balance Sheets as of December 31, 2000 and 1999......................................................................   20

Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998........................................   21




Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998..............................   22

Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998........................................   23

Notes to Financial Statements........................................................................................   25

2. Schedules

All Schedules are omitted because the required information is inapplicable or it is presented in the Financial Statements or the notes thereto.

3. Exhibits

EXHIBIT NUMBER    DESCRIPTION OF DOCUMENT
- --------------    -----------------------
3.01(1)           Certificate of Incorporation: Delaware

3.02(1)           Restated By-Laws: Delaware

4.01(1)           Form of Common Stock Certificate

4.02(1)           Form of Warrant Certificate

4.03(1)           Form of Warrant Agreement between On-Site Sourcing, Inc. and the Continental Stock Transfer and
                  Trust Company.

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

10.23(2)          Revised 1996 Stock Option Plan

10.24(2)          1997 Stock Option Plan





10.26             Lease with Miller Properties.

10.27             Lease Modification with Williams Real Estate

10.28             1998 Stock Option Plan

10.29             Employment Agreement with Arne Christensen

10.30             Employment Agreement with Allen Outlaw

10.31             Employment Agreement with Alfred Duncan

10.33             Employment Agreement with Jack Sabanosh

10.34             Purchase Agreement of Alexandria, VA property

10.35             Mortgage agreement for Alexandria, VA property with First Union

10.36             Modification of Line of Credit Agreement

10.37             Lease Agreement with Laytonsville Partnership

10.38             Lease Agreement with L.A. Avenue of the Arts

10.39             Lease Agreement with Chattahouchee Warehouses LLC

10.40             Lease Agreement with GA-Met

16.01(4)          Letter on change in certifying accountant

23.               Accountants Consents

23.1              Consent of Reznick Fedder & Silverman P.C. *


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

(2) Incorporated by reference to the Company's Post Effective Amendment to the Company's Registration Statement on Form SB-2 file No. 333-3544.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1996.

(4) Incorporated by reference to the Company's Current Report on Form 8-K dated November 29, 1996 and amended December 9, 1996.

(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1996

(b)      Reports on Form 8-K

         On October 6, 2000, the Company filed a Current Report on Form 8-K with the SEC to report that the Company had entered into a definitive merger agreement with U.S. Technologies pursuant to which U.S. Technologies will acquire the Company. The Current Report attaches as exhibits the Agreement and Plan of Merger and related agreements

* Filed herewith. All other exhibits have been previously filed as indicated.



                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of April 2001.


                                           BY: /s/ Christopher J. Weiler
                                               ---------------------------------
                                               Christopher J. Weiler, President
                                               Chief Executive Officer,
                                               and Director

In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.


SIGNATURE                                                       TITLE                              DATE
- ---------                                                       -----                              ----

/s/ CHRISTOPHER J. WEILER                            President, Chief Executive                   April 2, 2001
- ------------------------                             Officer and Director
Christopher J. Weiler


/s/ JASON PARIKH
- ------------------------
Jason Parikh                                         Chief Financial Officer                      April 2, 2001
                                                     (Principal Financial Officer)



/s/ ALLEN OUTLAW                                     Executive Vice President and Director        April 2, 2001
- ------------------------
Allen Outlaw


/s/ CHARLES B. MILLAR                                Chairmen                                     April 2, 2001
- ------------------------
Charles B. Millar

                            FINANCIAL STATEMENTS AND

                          INDEPENDENT AUDITORS' REPORT

                             ON-SITE SOURCING, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

                             On-Site Sourcing, Inc.

                                TABLE OF CONTENTS

                                                                                                              PAGE

INDEPENDENT AUDITORS' REPORT                                                                                     3


FINANCIAL STATEMENTS


         BALANCE SHEETS                                                                                          4


         STATEMENTS OF OPERATIONS                                                                                5


         STATEMENTS OF STOCKHOLDERS' EQUITY                                                                      6


         STATEMENTS OF CASH FLOWS                                                                                7


         NOTES TO FINANCIAL STATEMENTS                                                                           9

                     [Reznick Fedder & Silverman Letterhead]

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
On-Site Sourcing, Inc.

         We have audited the accompanying balance sheets of On-Site Sourcing, Inc., as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of On-Site Sourcing, Inc., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.



Bethesda, Maryland
January 31, 2001, except for
     Note 15 which is dated April 2, 2001

                             On-Site Sourcing, Inc.

                                 BALANCE SHEETS

                           December 31, 2000 and 1999



                                                                                             2000                   1999
                                                                                    ---------------------  ---------------------

                                                            ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                              $      3,428         $     22,682
Accounts receivable, net                                                                  9,762,093            6,462,624
Prepaid supplies                                                                            677,771              502,361
Prepaid expenses                                                                            471,764              162,484
Prepaid income taxes                                                                        715,674                 --
Notes receivable, current portion                                                           131,355               41,941
                                                                                       ------------         ------------
          Total current assets                                                           11,762,085            7,192,092

PROPERTY AND EQUIPMENT, net                                                              15,024,026            4,104,106

OTHER ASSETS
Note receivable, net of current portion                                                     117,753              270,000
Goodwill, net                                                                             1,011,944                 --
Other assets                                                                                163,423               82,931
                                                                                       ------------         ------------
          Total assets                                                                 $ 28,079,231         $ 11,649,129
                                                                                       ============         ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                       $  3,149,926         $  1,808,633
Accrued and other liabilities                                                               853,986              806,858
Line of credit                                                                            5,809,598              469,475
Current portion of long-term debt                                                         1,401,184              571,707
Deferred income taxes                                                                       286,485               38,573
                                                                                       ------------         ------------
          Total current liabilities                                                      11,501,179            3,695,246

NONCURRENT LIABILITIES
Long-term debt, net of current portion                                                    8,097,810              528,687
Deferred rent                                                                               189,177              133,568
Deferred income taxes                                                                       438,076              347,609
                                                                                       ------------         ------------
          Total liabilities                                                             20,226,242             4,705,110
                                                                                      ------------         ------------

Commitments                                                                                     --                   --

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 20,000,000 shares
       authorized; 5,057,215 and 4,851,669 shares issued outstanding                        50,572               48,517
Preferred stock, $.01 par value, 1,000,000 shares
    authorized, no shares issued and outstanding                                                --                   --
   Subscription receivable                                                                 (50,400)             (50,400)
   Additional paid - in capital                                                          6,786,244            6,469,921
   Treasury stock (113,590 and 25,590 shares of common stock at cost)                     (396,152)             (44,331)
   Retained earnings                                                                     1,462,725              520,312
                                                                                      ------------         ------------
                                                                                         7,852,989            6,944,019
                                                                                      ------------         ------------
          Total liabilities and stockholders' equity                                  $ 28,079,231         $ 11,649,129
                                                                                      ============         ============



                        See notes to financial statements

                             On-Site Sourcing, Inc.

                            STATEMENTS OF OPERATIONS

                  Years ended December 31, 2000, 1999 and 1998


                                                            2000                 1999                 1998
                                                     -------------------  -------------------   ------------------

Revenue                                                    $ 35,489,911         $ 26,670,903         $ 25,965,723

Cost of revenue                                              24,457,491           19,368,458           21,713,453
                                                     -------------------  -------------------   ------------------

Gross profit                                                 11,032,420            7,302,445            4,252,270
                                                     -------------------  -------------------   ------------------

   Selling and marketing                                      3,706,762            2,703,755            2,645,776
   Administrative                                             4,606,426            3,742,909            3,025,825
   Merger related costs                                         330,807                    -                    -
                                                     -------------------  -------------------   ------------------

                                                              8,643,995            6,446,664            5,671,601
                                                     -------------------  -------------------   ------------------

Earnings (loss) from operations                               2,388,425              855,781           (1,419,331)
                                                     -------------------  -------------------   ------------------

Other income (expense)
     Other income                                                88,051              348,054              229,292
     Other expense, primarily interest                         (612,041)            (224,896)            (236,574)
                                                     -------------------  -------------------   ------------------

                                                               (523,990)             123,158               (7,282)
                                                     -------------------  -------------------   ------------------

Earnings (loss) before income taxes                           1,864,435              978,939           (1,426,613)
                                                     -------------------  -------------------   ------------------
Income tax expense (benefit)
     Current                                                    583,552                    -                    -
     Deferred                                                   338,470              189,000             (429,000)
                                                     -------------------  -------------------   ------------------

                                                                922,022              189,000             (429,000)
                                                     -------------------  -------------------   ------------------

     Net earnings (loss)                                      $ 942,413            $ 789,939           $ (997,613)
                                                     ===================  ===================   ==================

      Basic earnings (loss) per share                            $ 0.19               $ 0.16              $ (0.21)
                                                     ===================  ===================   ==================
      Diluted earnings (loss) per share                          $ 0.18               $ 0.16              $ (0.21)
                                                     ===================  ===================   ==================


                       See notes to financial statements.

                             On-Site Sourcing, Inc.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2000, 1999 and 1998


                              Common      Common        Additional       Subscriptions    Treasury          Retained
                              shares       stock      paid-in capital      receivable       stock            earnings        Total
                              ------       -----      ---------------      ----------       -----            --------        -----
Balance at
December 31, 1997           4,802,221     $48,022   $   6,367,379       $    (50,400)      $       -       $  727,986     $7,092,987


Sale of common stock
                               22,448         225          65,312                  -               -                -         65,537

Common stock reacquired
                                    -           -               -                  -         (25,000)               -       (25,000)

Net loss                            -           -               -                  -               -         (997,613)     (997,613)
                            =========    ========     ===========         ==========      ==========       ==========     ==========
Balance at
December 31, 1998           4,824,669      48,247       6,432,691            (50,400)        (25,000)        (269,627)     6,135,911

Sale of common stock           27,000         270          37,230                  -               -                -         37,500

Common stock reacquired             -           -               -                  -         (19,331)               -       (19,331)

Net earnings
                                    -           -               -                  -               -          789,939        789,939
                            =========    ========     ===========         ==========      ==========       ==========     ==========

Balance at
December 31, 1999           4,851,669      48,517       6,469,921            (50,400)        (44,331)         520,312      6,944,019

Sale of common stock          205,546       2,055         316,323                  -               -                -        318,378

Common stock reacquired             -           -               -                  -        (351,821)               -      (351,821)

Net earnings                        -           -               -                  -               -          942,413        942,413
                            =========    ========     ===========         ==========      ==========       ==========     ==========

Balance at
December 31, 2000           5,057,215    $ 50,572     $ 6,786,244         $  (50,400)     $ (396,152)      $1,462,725     $7,852,989
                            =========    ========     ===========         ==========      ==========       ==========     ==========


                       See notes to financial statements

                             On-Site Sourcing, Inc.

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2000, 1999 and 1998


                                                                        2000                    1999                     1998
                                                                        ----                    ----                     ----
Cash flows from operating activities
 Net earnings (loss)                                              $      942,413           $     789,939         $     (997,613)
                                                                    ------------             -----------            ------------
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities
 Depreciation and amortization                                         1,571,818               1,057,820                1,037,175
 (Gain) loss on disposition of equipment                                  86,185                       -                 (29,524)
 Gain on disposition of division                                               -                (270,000)                      -
 Changes in assets and liabilities
  Decrease (increase) in accounts receivable, net                     (3,299,469)               (540,597)                 64,036
  Increase in prepaid supplies                                          (175,410)                (52,995)                (31,673)
  Decrease (increase) in prepaid expenses                               (309,280)                (25,726)                 79,989
  Increase in prepaid income taxes                                      (715,674)                      -                       -
  Decrease (increase) in other assets                                    (80,492)                 (7,869)                 23,719
  Increase (decrease) in accounts payable                              1,341,293                (209,615)                 25,668
  (Decrease) increase in accrued  and other liabilities                   47,128                 112,524                (230,153)
  Increase in deferred rent                                               55,609                  11,657                  25,402
  Decrease in provision for income taxes                                       -                       -                (559,193)
  Increase in deferred taxes                                             338,379                 189,000                 130,193
                                                                    ------------             -----------            ------------
                                                                      (1,139,913)                264,199                 535,639
                                                                    ------------             -----------            ------------
   Net cash provided by (used in) operating activities                  (197,500)              1,054,138                (461,974)
                                                                    ------------             -----------            ------------

Cash flows from investing activities
 Acquisition of property and equipment                                (4,535,672)               (793,930)             (1,090,034)
 Proceeds from disposition of equipment                                   25,414                       -                   9,501
 Advances in connection with sale of business division                         -                 (50,000)                      -
 Receipt of payments on notes receivable                                  62,833                   8,059                       -
                                                                    ------------             -----------            ------------
   Net cash used in investing activities                              (4,447,425)               (835,871)             (1,080,533)
                                                                    ------------             -----------            ------------
Cash flows from financing activities
 Proceeds from sale of common stock and exercise of warrants             318,378                  37,500                  65,537
 Proceeds of long-term debt agreements                                   231,461                       -                 316,000
 Net borrowings short-term debt agreement                              5,340,123                 328,130                 141,345
 Payments under long-term debt agreements                               (912,470)               (541,884)               (471,077)
 Payments for reacquisition of common stock                             (351,821)                (19,331)                      -
                                                                    ------------             -----------            ------------
   Net cash (used in) provided by financing activities                 4,625,671                (195,585)                 51,805
                                                                    ------------             -----------            ------------

   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (19,254)                 22,682              (1,490,702)
Cash and cash equivalents, beginning                                      22,682                       -               1,490,702
                                                                    ------------             -----------            ------------
Cash and cash equivalents, end                                     $       3,428           $      22,682            $          -
                                                                    ------------             -----------            ------------

                                  (continued)

                             On-Site Sourcing, Inc.

                  Years ended December 31, 2000, 1999 and 1998


                                                                                     2000             1999              1998
                                                                                --------------    -------------     -------------
Supplemental disclosure of cash flow activities
Interest paid                                                                   $     371,502       $  181,714       $   194,585
                                                                                ==============     ============      ============
Income taxes paid                                                               $   1,298,845                -                 -
                                                                                ==============     ============      ============
Noncash investing and financing activities:
Equipment financed under capital lease obligations                              $           -       $        -       $   269,508
                                                                                ==============     ============      ============
Equipment financed through long-term debt                                       $   2,802,943       $        -       $    21,509
                                                                                ==============     ============      ============
Purchase of treasury stock offset against note receivable                       $           -       $        -       $    25,000
                                                                                ==============     ============      ============
Proceeds from sale of equipment included in accounts receivable                 $           -       $        -       $    65,000
                                                                                ==============     ============      ============
Issuance of note receivable in connection with sale of business division        $           -       $  270,000       $         -
                                                                                ==============     ============      ============
Acquisition of assets financed through long term debt                           $   6,276,666       $        -       $         -
                                                                                ==============     ============      ============

                       See notes to financial statements

                             On-Site Sourcing, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998

1.   OPERATIONS

     NATURE OF BUSINESS

     On-Site Sourcing, Inc. (the "Company") was incorporated in the Commonwealth of Virginia on December 1992 and changed its state incorporation to Delaware in January 1996. The Company performs various services, including digital imaging, facilities management, litigation copying, and related services at customer and company locations. The digital imaging, facilities management and litigation copying services are performed in the metropolitan areas of Philadelphia, Pennsylvania; Washington, D.C.; Atlanta, Georgia; and New York, New York.

     ACQUISITIONS

     On April 12, 2000, the Company purchased certain assets and assumed certain liabilities of Legend Lithographics, Inc. and Pseudon Communications, Inc. (collectively, "Legend"), a digital printing and copying company, for $438,172 in cash. The purchase price has been allocated to the fair value of the assets acquired and liabilities assumed.

     On September 6, 2000, the Company entered into a Stock Purchase Agreement with Duplicating and Design, Inc. ("D&D") a digital printing and graphic design company. Under the agreement, the Company purchased the capital stock of D&D for an aggregate purchase price of $741,078 in cash, payable in three installments through 2002. The Company has recognized the acquisition as a purchase for accounting purposes. The purchase price has been allocated to the fair value of the assets acquired and liabilities assumed. The operations of D&D are included in the operations of the Company as of the acquisition date.

     In connection with the Legend and D&D acquisitions, the assets acquired and liabilities assumed are as follows:

     Tangible assets acquired at fair value       $          356,785
     Goodwill                                              1,053,926
     Liabilities assumed at fair value                      (231,461)
                                                  ---------------------
                                                  $        1,179,250
                                                  =====================

     Proforma results of operations for the year ended December 31, 2000 (unaudited) as if the acquisition had occurred at the beginning of the year are as follows:

     Revenue                                      $       36,017,711
     Net earnings                                 $          950,496
     Earnings per share:
         Basic                                    $              .19
         Diluted                                  $              .18


     The proforma results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future.

                             On-Site Sourcing, Inc.

                        December 31, 2000, 1999 and 1998

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

     REVENUE RECOGNITION

     Revenue from reprographic and imaging services is recognized on a per copy basis upon completion of the services. Facilities management revenue is recognized based on monthly fixed fees and, in certain cases, on a variable per copy fee basis, as defined in facilities management agreements.

     RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the 2000 presentation.

     SEGMENT DISCLOSURES

     The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

     INCOME TAXES

     Deferred taxes are recognized based on the estimated future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Income tax expense (benefit) represents the current tax provision for the period and the change during the period in deferred and current tax assets and liabilities. Deferred taxes for temporary differences relate to depreciation, amortization, deferred rent, cash basis adjustment and net operating loss carryforwards.

     DEPRECIATION AND AMORTIZATION

     Property and equipment are stated at cost. Depreciation on property and equipment is computed on a straight-line basis over the estimated useful lives of the assets ranging from two to forty years for financial reporting purposes. Accelerated methods are used for tax purposes.

     Effective January 1, 1999, management reevaluated the usefull life of certain equipment and, as a result, increased its estimate of the useful life of the equipment from five to fifteen years. The change resulted in an increase of net earnings of $174,570 or $0.04 per share for the year ended December 31, 1999.

                             On-Site Sourcing, Inc.

                        December 31, 2000, 1999 and 1998

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per share exclude dilution and are calculated using the average number of shares outstanding. Diluted earnings (loss) per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

                                                                       Year ended December 31,

                                                               2000              1999              1998
                                                          ----------------  ----------------  ----------------
     Net earnings (loss) available for common
     shareholders (A)                                     $      942,413     $     789,939    $ (997,613)

     Average outstanding:
       Common stock (B)                                        4,870,825         4,838,727     4,818,220
       Employee stock options                                    450,118            71,197             -

     Common stock and common stock equivalents (C)             5,320,943         4,909,924     4,818,220

     Earnings (loss) per share:
       Basic (A/B)                                        $          .19     $         .16       $ (0.21)
       Diluted (A/C)                                      $          .18     $         .16       $ (0.21)


     Unexercised employee stock options to purchase 531,798, 999,971 and 1,675,360 shares of the Company's common stock as of December 31, 2000, 1999 and 1998, respectively, were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during the respective period. In addition, since the Company had a net loss for the year ended December 31, 1998, no potential common shares to be issued are included in the computation of the diluted per share amount for that year as they would be antidilutive. Accordingly, for the year ended December 31, 1998, common stock equivalents totaling 130,285 are not included in the weighted average shares of common stock outstanding.

     GOODWILL

     Cost in excess of fair value of net assets acquired resulting from acquisitions is being amortized on a straight-line basis over a period of ten years.

     DEFERRED RENT

     Deferred rent is recorded and amortized to the extent the total minimum rental payments allocated to the current period on a straight-line basis are less than the cash payments required.

                             On-Site Sourcing, Inc.

                        December 31, 2000, 1999 and 1998

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of trade accounts receivable. Credit risk with respect to trade receivables is also limited because the Company deals with a large number of customers in a wide geographic area.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of SAFS No. 133 is not expected to have a material impact on the Company's financial statement presentation or disclosure.

                             On-Site Sourcing, Inc.

                        December 31, 2000, 1999 and 1998

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

     In April 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25," which is effective July 1, 2000, except for certain conclusions which cover specific events after either December 15, 1998, or January 12, 2000. FIN No. 44 clarifies the application of APB No. 25 related to modifications of stock options, changes in grantee status, and options issued on a business combination, among other things. The adoption of FIN No. 44 is not expected to have a significant impact on the Company's financial position or results of operations.

     INTEREST RATE SWAP AGREEMENT

     The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate long-term debt. At December 31, 2000, the Company had an outstanding interest rate swap agreement with a commercial bank, having a total notional amount of $5,800,000. The interest rate swap agreement matures at the time the related note matures. The agreement effectively changes the Company's interest rate exposure on a $5,800,000 promissory note at a fixed rate of 9.48%. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by counterparties.

3.   COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

     ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following at December 31:

                                                               2000                    1999
                                                        --------------------    -------------------
      Trade receivables                                 $      10,201,371       $      6,979,040
      Other receivables                                                 -                 28,000
      Allowance for uncollectible accounts                      (439,278)               (544,416)
                                                        --------------------    -------------------
                                                        $       9,762,093       $      6,462,624
                                                        ====================    ===================


      OTHER ASSETS

      Other assets consist of the following at December 31:

                                                                2000                     1999
                                                        --------------------    -------------------
      Deposits                                           $          110,286      $         67,756
      Employee advances                                              53,137                15,175
                                                        --------------------    -------------------
                                                         $          163,423      $         82,931
                                                        ====================    ===================

                             On-Site Sourcing, Inc.

                        December 31, 2000, 1999 and 1998


3.   COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS (Continued)

     PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                                2000                     1999
                                                         -------------------     --------------------
      Land                                               $        4,562,066      $                 -
      Building                                                    2,916,730                        -
      Copiers                                                     4,547,690                3,609,823
      Computers, equipment and other                              7,225,951                3,428,547
      Vehicles                                                      476,489                  332,551
                                                         --------------------    ---------------------
                                                                 19,728,926                7,370,921
      Accumulated depreciation                                   (4,704,900)              (3,266,815)
                                                         --------------------    ---------------------
                                                         $       15,024,026      $         4,104,106
                                                         ====================    =====================


     Depreciation expense charged to operations was $1,529,836, $1,057,820 and $1,037,175 for the years ended December 31, 2000, 1999 and 1998, respectively.

     ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities consist of the following at December 31:

                                                                       2000                    1999
                                                                 ------------------     -------------------
Accrued salaries, commissions, taxes and fringe benefits         $        496,684       $        459,192
Accrued sales tax payable                                                 123,584                155,670
Other accrued liabilities                                                 233,718                191,996
                                                                 ------------------     -------------------
                                                                 $        853,986       $        806,858
                                                                 ==================     ===================


4.   SEGMENT INFORMATION

     The Company's reportable segments are strategic business units that offer different products and services. The Company has three reportable segments: imaging, reprographics and facilities management services. Imaging services include coding, scanning and blowbacking. Reprographic services include copying, binding, labeling, collating and indexing materials. Facilities management services include on-premises management of the customer's support services, including mailroom operations, facsimile transmission, records and supply room management and copying services. Other operating segments primarily include information technology in 1998 and 1999 and digital printing in 2000. During 1999, the company sold the information technology business segment (note 13).

                             On-Site Sourcing, Inc.

                        December 31, 2000, 1999 and 1998

4.   SEGMENT INFORMATION (Continued)

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

     Revenue and profit by reportable segment for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                        Reprographic services                     Facilities management services
                              -----------------------------------------    --------------------------------------------
                                  2000          1999         1998               2000           1999          1998
                              -----------------------------------------    --------------------------------------------
           Revenue            $ 21,126,318   $ 20,250,011   $ 20,447,165    $   3,039,566   $ 3,222,480    $ 4,002,208

           Segment profit     $  6,473,182   $  2,873,962   $  1,264,860    $     411,607   $   685,706    $   459,702

                                   Imaging Services
                      -------------------------------------------
                           2000          1999          1998
                      -------------------------------------------
    Revenue           $  9,473,123   $  2,219,759   $         -

    Segment profit    $  4,397,652   $    599,959   $         -


     A reconciliation of segment revenue and profit to total revenue and earnings (loss) from operations is as follows:

                                                              2000               1999               1998
                                                        ------------------ ------------------ ------------------
   Revenue
      Total revenue for reportable segments             $     33,639,007   $      25,692,250   $     24,449,373
      Other revenue                                            1,850,904             978,653          1,516,350
                                                        ------------------ ------------------ ------------------
          Total revenue                                 $     35,489,911   $     26,670,903   $     25,965,723
                                                        ================== ================== ==================
   Profit or loss
      Total profit for reportable segments              $     11,282,441   $      4,159,627   $      1,724,562
      Other loss                                              (8,894,016)        (3,303,846)        (3,143,893)
                                                        ------------------ ------------------ ------------------
          Earnings (loss) before other income, interest
          expense and income taxes                      $      2,388,425   $        855,781   $     (1,419,331)
                                                        ================== ================== ==================

                             On-Site Sourcing, Inc.

                        December 31, 2000, 1999 and 1998

5.   LINE OF CREDIT

     At December 31, 1999, the Company had available a working capital line of credit with a financial institution in the amount of $2,500,000. During 2000, the available line of credit was increased to $6,000,000 as of December 31, 2000. The working capital line of credit is collateralized by accounts receivable and certain equipment as described in the agreement. The working capital line of credit expires April 30, 2001 and is subject to certain financial covenants, including minimum tangible net worth requirements. The line of credit bears interest at the bank's prime rate or the 30-day LIBOR rate plus 2.25% (9.0713% at December 31, 2000).

6.  LONG-TERM DEBT

    Long-term debt is as follows:

                                                                                     2000                1999
                                                                              ------------------- -------------------
    Equipment note of $1,100,000 at 9.02%, collateralized by certain assets of the Company, payable in equal monthly installments of
    $22,916 plus interest, maturing in November 2001.                             $     68,750          $    343,750

    Equipment note at 8.75%, collateralized by the equipment, payable in equal aggregate monthly installments of $5,594 plus interest, maturing
    in March 2001.                                                                      69,037               139,416

    Vehicle notes at 5.0%, collateralized by the vehicles, payable in equal aggregate monthly installments of principal and interest of
    approximately $983, maturing in October 2001.                                       10,548                21,518

    Vehicle notes at 9.7%, collateralized by the vehicles, payable in equal aggregate monthly installments of principal and interest of
    approximately $1,272, maturing in August 2001.                                       9,810                23,412

    Equipment note at 8.75% collaterized by the equipment, payable in equal aggregate monthly installments of principal and interest of
    approximately $7,380, maturing in July 2002.                                       131,443               210,124

    Vehicle note at 6.88%, collateralized by the vehicle, payable in equal aggregate monthly installments of principal and interest of
    approximately $425, maturing in November 2003.                                      13,435                17,455

    Loan assumed in connection with an acquisition (see note 1) at 10%
    collateralized by certain equipment, payable in equal monthly
    principal and interest installments of $6,183, maturing January 2002.               91,509                     -

                             On-Site Sourcing, Inc.

                        December 31, 2000, 1999 and 1998


6.  LONG-TERM DEBT (Continued)

                                                                                       2000                    1999
                                                                                    -----------             ----------
     Loan assumed in connection with the acquisition of certain assets               9,874                     -
     (see note 1) at 9.5%, payable in equal monthly principal and interest installments of $9,966, maturing January 2001.

     Loan made in connection with the acquisition of certain assets (see note 1)
     noninterest bearing, payable in two annual payments of
     $238,333, maturing September 2002.                                                 476,666                     -

     Equipment note at 10.14%, collateralized by certain assets, payable in equal monthly installments of $31,250 plus interest, maturing on
     June 2003.                                                                         937,500                     -

     Equipment note at 9.98%, collateralized by certain equipment, payable in equal monthly principal and interest installments of $8,108,
     maturing September 2005.                                                           365,202                     -

     Equipment note at 10.25%, collateralized by certain equipment, payable in equal monthly principal and interest installments of
     $20,118, maturing October 2008.                                                  1,276,531                     -

     Vehicle notes at 4.9%, collateralized by the vehicles, payable in equal aggregate monthly installments of principal and interest of
     $860, maturing in August 2004.                                                      30,914                     -

     Promissory note at 9.48%, subject to an interest rate swap agreement, collateralized by the land and building, (see note 14) payable in monthly installments of principal plus interest maturing in November
     2007 with a balloon payment due at maturity.                                     5,785,325                     -

     Capital leases obligations (see note 7)                                            222,450               344,719
                                                                              ------------------- -------------------

                                                                                      9,498,994             1,100,394

     Less current maturities included in current liabilities                         (1,401,184)             (571,707)
                                                                              ------------------- -------------------
                                                                              $       8,097,810     $         528,687
                                                                              =================== ===================

                             On-Site Sourcing, Inc.

                        December 31, 2000, 1999 and 1998

6.   LONG-TERM DEBT (Continued)

     Aggregate maturates for long-term debt is as follows:

           Year ending December 31, 2001            $       1,401,184
                                    2002                    1,171,201
                                    2003                      659,881
                                    2004                      478,887
                                    2005                      493,927
                              Thereafter                    5,293,914
                                                    ------------------
                                                    $       9,498,994
                                                    ==================

7.   LEASES

     The Company leases its office facilities, copiers and office equipment under various operating and capital leases. Lease terms range from one to approximately six years.

     Minimum annual rental and lease commitments for leases with a remaining term of one year or more at December 31, 2000, are as follows:

Year ending December 31,                                              Capital leases     Operating leases
- -------------------------------------------                         ----------------     ----------------
2001                                                                  $      143,250     $      1,496,405
2002                                                                          81,832            1,413,913
2003                                                                          23,906            1,107,178
2004                                                                               -              939,941
2005                                                                               -              716,215
Thereafter                                                                         -              315,376
                                                                      --------------     ----------------
Total minimum lease payments                                                 248,988     $      5,989,028
                                                                                         ================
Less:  interest                                                               26,538
                                                                      --------------
Present value of net minimum lease payments                           $      222,450
                                                                      ==============


     Fixed assets recorded under capital leases as of December 31, 2000 and 1999 total approximately $659,000 each year, representing reprographic machines, and computer equipment. Interest expense on the outstanding obligations under capital leases was approximately $33,444, $45,717 and $15,400 for the years ended December 31, 2000, 1999 and 1998, respectively.

                             On-Site Sourcing, Inc.

                        December 31, 2000, 1999 and 1998

7.   LEASES (Continued)

     Rent expense was $2,512,366, $2,243,190 and $1,488,294 for the years ended December 31, 2000, 1999 and 1998, respectively.

8.   RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1999 and 1998, the Company recorded the following transactions with a shareholder and former officers.

     o During 1998, the Company billed a former shareholder and officer approximately $16,500 for reprographic services.

     o During 1998, the Company incurred approximately $40,000 for legal services rendered by a former shareholder and officer.

     o In March 1996, the Company loaned $89,900 to an officer/director. The loan bears interest at 6% per year. The balance of $50,400 at December 31, 2000 is due on demand.

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

                        December 31, 2000, 1999 and 1998

10.  INCENTIVE STOCK OPTION PLAN (Continued)

     The Company applied APB Opinion No. 25 and related Interpretations in accounting for its plans. Had compensation cost been determined in accordance with FASB No. 123, the Company's net income (loss) and net income (loss) per share would have been the proforma amounts indicated below:

     Net income (loss):                                     2000                  1999                  1998
                                                     -------------------- --------------------- ---------------------
         As reported                                 $           942,313  $          789,939    $        (997,613)
         Proforma                                                707,573             634,985           (1,225,712)

     Net income (loss) per common share - Basic:
         As reported                                                 .19                 .16                (0.21)
         Proforma                                                    .15                 .13                (0.25)

     Net income (loss) per common share - Diluted:
         As reported                                                 .17                 .16                (0.21)
         Proforma                                                    .13                 .13                (0.25)

     All options granted during the years ended December 31, 1999 and 1998 were issued pursuant to the incentive stock option plans. The fair value of each option grant under the plan is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions for 2000, 1999 and 1998, respectively, were used: expected dividend yields of 0.0%, 0.0% and 0.0%, expected volatility rates of 75%, 72% and 48%, risk-free rates of 5.7%, 4.6% and 5.5%, respectively, and expected lives of 1 to 4 years.

     At December 31, 2000, 1999 and 1998, the Company had outstanding options to sell 625,600, 469,825 and 434,937 shares, respectively, of common stock to officers and directors at exercise prices ranging from $1.13 to $4.25 per share. The options expire through 2005.

     During 2000, 1999 and 1998, the Company granted options for 936,500, 161,000 and 1,182,285 shares of common stock, respectively, at exercise prices ranging from $1.13 to $4.625 per share, respectively. The grant price per share was equal or greater than the market price at the date of grant. During 2000 and 1999, options for 194,844 and 630,402 shares of common stock expired and 205,546 and 27,000 were exercised, respectively. As of December 31, 1998, options for 781,885 of the shares are vested and outstanding. As of December 31, 2000 and 1999, options for 422,757 and 795,442 of the shares are vested with the remainder scheduled to vest through February 2005 and October 2002, respectively. The options expire through October 2005.

                             On-Site Sourcing, Inc.

                        December 31, 2000, 1999 and 1998

10.  INCENTIVE STOCK OPTION PLAN (Continued)

     The following depicts activity in the plan for three years ended December 31, 2000:

                                                              Options outstanding
                                                                            Per share
                                                             Shares      exercise prices
                                                             ------      ---------------
Outstanding, January 1, 1998                                  966,755     $    1.10-3.25
     Options granted                                        1,182,225          1.13-3.44
     Options exercised                                          5,000               1.11
     Options expired                                          468,620          2.13-3.00
                                                              -------          ---------
Outstanding, December 31, 1998                              1,675,360          1.10-3.00
     Options granted                                          161,000          1.38-1.88
     Options exercised                                         27,000               1.39
     Options expired                                          630,402          1.11-3.44
                                                              -------          ---------
Outstanding, December 31, 1999                              1,178,958          1.10-3.44
     Options granted                                          936,500         1.75-4.625
     Options exercised                                        205,546         1.11-3.250
     Options expired                                          194,844         2.25-4.625
                                                              -------          ---------
Outstanding, December 31, 2000                              1,715,068   $     1.10-4.625
                                                              -------          ---------
                                                              -------          ---------


11.  INCOME TAXES

     The amounts and sources of the provision for current and deferred income tax expense (benefit) were as follows for the year ended December 31:

                                                              2000               1999
                                                       ------------------- ------------------
   FEDERAL
       Current                                         $        366,752     $             -
       Deferred                                                 256,767             157,113
                                                       ------------------- ------------------
                                                                623,519             157,113
                                                       ------------------- ------------------
   STATE
       Current                                                  216,800                   -
       Deferred                                                  81,703              31,887
                                                       ------------------- ------------------
                                                                298,503              31,887
                                                       ------------------- ------------------
   Total provision for income taxes                    $        922,022     $       189,000
                                                       =================== ==================

                             On-Site Sourcing, Inc.

                        December 31, 2000, 1999 and 1998

11.  INCOME TAXES (Continued)

     Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes. Components of the Company's deferred tax liability (benefit) are as follows:

                                                                    2000               1999
                                                                    ----               ----
Excess of tax over financial accounting
 depreciation                                                 $     485,844      $     385,724
Cash to accrual adjustment                                          330,564            640,807
Loss carryforwards                                                        -           (720,338)
Other                                                               (91,847)            79,989
                                                              -------------      -------------
                                                              $     724,561      $     386,182
                                                              -------------      -------------
                                                              -------------      -------------

     Beginning in 1998, the Company was required to report on the accrual basis for federal and state income tax purposes. In accordance with Internal Revenue Service Code, the amount of income tax due resulting from the conversion from cash to accrual is payable over 4 years.

12.  EMPLOYEE BENEFIT PLAN

     The Company sponsors a plan to provide retirement benefits under the provision of Section 401(k) of the Internal Revenue Code (the 401(k) Plan) for all employees who have completed one year of service and have reached their 21st birthday. Company contributions may range from 0% to 100% of employee contributions. Employees may elect to contribute up to 25% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. During the years ended December 31, 2000, 1999 and 1998, respectively, the Company made no contributions to the 401(k) Plan.

13.  SALE OF INFORMATION TECHNOLOGY DIVISION

     On September 30, 1999, the Company entered into a purchase and sale agreement with a former stockholder and employee to sell the rights and contracts to provide certain information technology services to customers previously serviced by the Company's Information Technology Division. The sale price, in the amount $270,000, is financed by a note agreement between the Company and former shareholder. The note accrues interest at 8% per annum, is payable in interest only installments through September 2000 and in principal and interest installments until maturity in September 2002. At December 31, 2000, $249,108 remains payable to the Company.

     In connection with the sale, the Company entered into an additional note agreement with the former shareholder in the amount of $50,000. The note accrued interest at 8% per annum. The note was paid during 2000.

                             On-Site Sourcing, Inc.

                        December 31, 2000, 1999 and 1998

14.  PURCHASE OF PROPERTY

     On November 16, 2000, the Company acquired the option to purchase certain property consisting of land and buildings for use as its corporate headquarters and as an operating facility. As consideration, the Company agreed to pay $1,995,000 for the assignment of the option and $5,505,000 to exercise the option and purchase the property. In connection with the purchase, the Company entered into a note agreement with a bank in the amount of $5,800,000 (see note 6).

15.  MERGER AGREEMENT

     In July 2000, the Company entered into a definitive merger agreement with U.S. Technologies Inc. ("U.S. Technologies") pursuant to which U.S. Technologies will acquire the Company. Under the terms of the agreement, stockholders of the Company will receive, at their election, U.S. Technologies' stock, cash, or a combination of stock and cash (subject to proration due to the cash limitation and adjustment formula as prescribed in the agreement) in exchange for their shares. The amount of consideration each shareholder of the Company will receive is based on a total estimated purchase price of $35 million. The per-share consideration each shareholder of the Company will receive will depend on the number of shares of the Company and options outstanding at the effective time of the merger.

     The Company's warrants to buy shares at $6.00 are expected to be converted to U.S. Technologies' warrants, with the exercise price and number of shares to be adjusted based on the stock conversion formula for the merger. The expiration date of these warrants will be extended for one year to July 8, 2002. All options outstanding at closing will be converted into options to purchase U.S. Technologies' common stock, with the exercise price and number of shares to be adjusted based on the stock conversion formula for the merger.

     Closing is subject to certain conditions including shareholder approval and Securities and Exchange Commission ("SEC") registration of the securities to be issued in the merger. The merger agreement expires on March 31, 2001, if a closing has not occurred. If the agreement is terminated by the company prior to March 31, 2001, a penalty in the amount of $1.5 million may be imposed under the agreement. However if certain U.S. Technologies stock price requirements, as defined under the merger agreement, are not met by March 31, 2001, the company has the right to terminate the agreement without being subject to the penalty. On April 2, 2001, the Company exercised its option to terminate the merger agreement. In connection with the merger the Company incurred $330,807 of merger related costs during 2000, which were expensed in the fourth quarter of 2000.