Form 10-K405/A
period 2000-12-31
ON SITE SOURCING INC
filed 2001-05-08
CIK 1012141

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K/A

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

Name                                  Age   Served Since         Position(s) Held
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

----------------------------------------------------------------------------------------------------
                               COMMON STOCK                WARRANTS                 UNITS
====================================================================================================
Quarter Ended:               HIGH         LOW         HIGH         LOW         HIGH         LOW
----------------------------------------------------------------------------------------------------
           March 31, 1999    2.250       1.188        0.344       0.188       5.000        3.250
----------------------------------------------------------------------------------------------------
            June 30, 1999    2.438       1.406        0.313       0.188       3.625        3.125
----------------------------------------------------------------------------------------------------
       September 30, 1999    1.750       1.063        0.250       0.156       3.125        3.000
----------------------------------------------------------------------------------------------------
        December 31, 1999    1.656       0.969        0.250       0.125       3.000        2.125
----------------------------------------------------------------------------------------------------
           March 31, 2000    5.500       1.380        2.375       0.250      13.250        2.650
----------------------------------------------------------------------------------------------------
            June 30, 2000    5.000       2.810        1.688       0.813      10.875        6.750
----------------------------------------------------------------------------------------------------
       September 30, 2000    3.750       2.380        0.938       0.219       7.375        5.000
----------------------------------------------------------------------------------------------------
        December 31, 2000    2.940       1.380        0.375       0.063       6.125        2.750
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

EXHIBIT NUMBER    DESCRIPTION OF DOCUMENT
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



                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of May 2001.


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


SIGNATURE                                                       TITLE                              DATE
---------                                                       -----                              ----

/s/ CHRISTOPHER J. WEILER                            President, Chief Executive                   May 7, 2001
------------------------                             Officer and Director
Christopher J. Weiler


/s/ JASON PARIKH
------------------------
Jason Parikh                                         Chief Financial Officer                      May 7, 2001
                                                     (Principal Financial Officer)



/s/ ALLEN OUTLAW                                     Executive Vice President and Director        May 7, 2001
------------------------
Allen Outlaw


/s/ CHARLES B. MILLAR                                Chairmen                                     May 7, 2001
------------------------
Charles B. Millar

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



/s/ Reznick, Fedder & Silverman

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
                                                  =====================


     Proforma results of operations for the years ended December 31, 2000 and 1999 as if the acquisition had occurred at the beginning of 1999 are as follows:


                                                      2000               1999
                                                 -------------      -------------
                                                  (unaudited)        (unaudited)
          Revenue                                $  36,017,711      $  27,003,917
          Net earnings                           $     950,496      $     801,108
          Earnings per share:
             Basic                               $         .19      $         .17
             Diluted                             $         .18      $         .16


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

     Minimum annual rental and lease commitments for leases with a remaining term of one year or more at December 31, 2000, are as follows:

Year ending December 31,                                              Capital leases     Operating leases
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