Form 10-Q
period 2001-03-31
ON SITE SOURCING INC
filed 2001-05-15
CIK 1012141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
Commission File No. 0-20947

ON-SITE SOURCING, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	54 –1648470
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or organization)

1111 North 19th Street, Sixth Floor, Arlington, Virginia 22209
(Address of principal executive offices)

(703) 276-1123
(Registrant’s telephone number)

NONE
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
Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2001:

Common Stock, $.01 par value	4,943,625 shares

ON-SITE SOURCING, INC.

INDEX

             Part I.               Financial Information

             Item 1.               Financial Statements:
                                        Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000

                                        Statements of Operations for the Three Months Ended March 31, 2001 and 2000  (unaudited)

                                        Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000  (unaudited)

                                        Notes to Financial Statements – March 31, 2001 (unaudited)

             Item 2.               Management's Discussion and Analysis of Financial Condition and Results of Operations and Liquidity

             Item 3.               Quantitative and Qualitative Disclosures About Market Risk

             Part II.              Other Information

             Item 1.               Legal Proceedings

             Item 2.               Changes in Securities and Use of Proceeds

             Item 4.               Submission of Matters to a Vote of Security Holders

             Item 5.               Other Information

             Item 6.               Exhibits and Reports on Form 8-K

ON-SITE SOURCING, INC.
BALANCE SHEETS

	Unaudited March 31, 2001	December 31, 2000
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,837	$3,428
Accounts receivable, net	9,556,082	9,762,093
Prepaid supplies	678,672	677,771
Prepaid expenses	559,262	471,764
Prepaid income taxes	485,765	715,674
Notes receivable, current portion	144,691	131,355
Total current assets	11,428,308	11,762,085

Property and equipment, net	14,730,914	15,024,026

OTHER ASSETS
Notes receivable, net of current portion	83,245	117,753
Goodwill, net	985,596	1,011,944
Other assets, net	211,087	163,423
	$27,439,150	$28,079,231

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$2,229,295	$3,149,926
Accrued and other liabilities	1,078,489	853,986
Line of credit	5,969,151	5,809,598
Current portion of long-term debt	1,830,110	1,401,184
Provision for income taxes, current	286,485	286,485
Total current liabilities	11,393,531	11,501,179

NONCURRENT LIABILITIES
Long-term debt net of current portion	7,323,200	8,097,810
Deferred rent	189,177	189,177
Deferred income taxes	438,076	438,076
Total liabilities	19,343,983	20,226,242

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 20,000,000 shares authorized 5,057,215 and 5,057,215 shares issued and outstanding	50,572	50,572
Preferred stock,$.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Subscription receivable	(50,400)	(50,400)
Additional paid in capital	6,786,244	6,786,244
Treasury stock (113,590 shares of common stock at cost)	(396,152)	(396,152)
Accumulated Earnings (Deficit)	1,704,905	1,462,725
	8,095,169	7,852,989
	$27,439,150	$28,079,231

See notes to financial statements

ON-SITE SOURCING, INC.
STATEMENTS OF OPERATIONS

	Unaudited
	Three Months Ended
	March 31, 2001	March 31, 2000

Revenue	$9,449,649	$9,772,365
Costs and expenses
Cost of sales	6,362,965	5,999,605
	3,086,684	3,772,760

Selling expense	897,377	910,230
Administrative expense	1,422,004	1,080,301
	2,319,381	1,990,531

Earnings from operations	767,303	1,782,229
Other income (expense)
Other income	72,690	2,335
Other expense	(397,813)	(147,644)
	(325,123)	(145,309)

Earnings (Loss) before income taxes	442,180	1,636,920
Income tax (benefit)expense	200,000	652,000

Net (Loss) Earnings	$242,180	$984,920

Basic Shares	4,943,625	4,881,440
Basic earnings (loss) per common share	$0.05	$0.20
Dilutive Shares	4,966,710	5,262,309
Diluted earnings per share	$0.05	$0.19

See notes to financial statements

ON-SITE SOURCING, INC.
STATEMENTS OF CASH FLOWS

	Unaudited Three Months Ended
	March 31,
	2001	2000

Cash flows from operating activities
Net earnings (loss)	$242,180	$984,920

Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations
Depreciation and amortization	540,340	302,492
Loss (gain) on disposition of equipment	25,763	-
Changes in assets and liabilities
(Increase) decrease in accounts receivable, net	206,011	(3,120,168)
(Increase) decrease in prepaid supplies	(901)	20,415
(Increase) decrease in prepaid expenses	(87,498)	(92,078)
(Increase) decrease in other assets	(47,664)	19,406
Increase (decrease) in accounts payable - trade	(920,631)	241,384
Increase in accrued and other liabilities	270,727	284,364
Increase (decrease) in deferred rent	-	15,000
Increase (decrease) in provison for income taxes	229,909	652,004
Increase (decrease) in deferred taxes	-	-
Total Adjustments	216,056	(1,677,181)

Net cash provided by (used in) operations	458,237	(692,261)

Cash flows from investing activities
Capital Expenditure	(277,851)	(742,076)

Net cash used in investing activities	(277,851)	(742,076)

Cash flows from financing activities
Proceeds from sale of common stock and exercise of warrants	-	127,960
Proceeds of long-term debt agreements	-	-
Payments under long-term debt agreements	(339,530)	(51,486)
Net borrowing (payments) under line of credit agreement	159,553	1,358,013

Net cash provided by financing activities	(179,977)	1,434,487

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	409	150
Cash and cash equivalents, beginning	3,428	22,682
Cash and cash equivalents, ending	$3,837	$22,832

See notes to financial statements

ON-SITE SOURCING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited)

1.          ORGANIZATION

             Nature of Business

On-Site Sourcing, Inc. (the “Company”) was incorporated in Virginia on December 1992 and changed its state incorporation to Delaware in January 1996.  The Company provides digital imaging, document management, litigation reprographics, color & digital printing services and facilities management to law firms, corporations, non-profit organizations, accounting firms, financial institutions and other organizations throughout the East Coast of the United States. Services are performed in the metropolitan areas of Philadelphia, Pennsylvania; Washington, D.C.; Atlanta, Georgia; and New York, New York, and Gaithersburg, Maryland.

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

             Revenue Recognition

Revenue from reprographic and imaging services is recognized on a per copy or document basis upon completion of the services. Facilities management revenue is recognized based on monthly fixed fees and, in certain cases, on a variable per copy fee basis, as defined in facilities management agreements.  Printing revenues are recognized on a job-by-job basis.

             Depreciation and Amortization

Property and equipment are stated at cost.  Depreciation on property and equipment is computed on a straight-line basis over the estimated useful lives of the assets ranging from two to forty years for financial reporting purposes.  Accelerated methods are used for tax purposes.

Effective January 1, 1999, management reevaluated the useful life of certain equipment and, as a result, increased its estimate of the useful life of certain equipment from five to fifteen years.

             Goodwill

In connection with the two acquisitions the company made in the first nine months of 2000, Goodwill in the amount of $1,053,926 was recorded and is being amortized over a period of 10 years.

             Earnings (Loss) Per Common Share

Basic earnings (loss) per share exclude dilution and are calculated using the average number of shares outstanding.  Diluted earnings (loss) per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding stock options using the “treasury stock” method.
	Unaudited Three months ended March 31,
	2001	2000

Net earnings (loss) available for common shareholders (A)	$242,180	$984,920

Average outstanding:
Common stock (B)	4,943,625	4,881,440
Employee stock options	23,085	380,869

Common stock and common stock equivalents (C)	4,966,710	5,262,309

Earnings (loss) per share:
Basic (A/B)	$0.05	$0.20
Diluted (A/C)	$0.05	$0.19

Unexercised employee stock options to purchase 1,553,869 and 85,000 shares of the Company’s common stock as of March 31, 2001 and 2000, respectively, were not included in the computations of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during the respective period.

3.          SALE OF INFORMATION TECHNOLOGY DIVISION

On September 30, 1999, the Company entered into a purchase and sale agreement with a former stockholder and employee to sell the rights and contracts to provide certain information technology services to customers previously serviced by the Company’s Information Technology Division.  The sale price of $270,000 is financed by a note agreement between the Company and the former shareholder.  The note accrues interest at 8% per annum, is payable in interest-only installments through October 2000 and in principal and interest installments until maturity in September 2002.  At March 31, 2001, $227,936 remains payable to the Company.

In connection with the sale, the Company entered into an additional note agreement with the former shareholder in the amount of $50,000.  The note accrues interest at 8% per annum and is payable in monthly principal and interest installments until maturity in October 2000 At March 31, 2001, there was no balance owed to the Company.

ACQUSITIONS

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
Tangible assets acquired at fair value	$356,785
Goodwill	1,053,926
Liabilities assumed at fair value	(231,461)
$1,179,250

4. SEGMENT INFORMATION

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

The Company evaluates performance based on profit and loss from operations before income taxes and does not review information regarding the allocation of assets to each segment. In addition, corporate administrative costs are not allocated to each segment. There are no intersegment sales or transfers

Revenue and profit by reportable segment for the quarters ended March 31, 2001, and 2000 are as follows:

	Unaudited Three months ended March 31, 2001

	Reprographics	Imaging	FM	Digital Printing
Revenue	$5,322,869	$2,698,202	$685,318	$743,260
Segment profit	$800,766	$911,396	$108,251	$(259,782)

	Unaudited Three months ended March 31, 2000

	Reprographics	Imaging	FM	Digital Printing
Revenue	$6,002,699	$2,974,736	$794,930	$0.00
Segment profit	$670,511	$1,745,737	$109,393	$0.00

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING DISCLOSURE

Certain information included herein contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as operating costs, capital spending, financial sources and the effects of competition.  Such forward-looking information is subject to changes and variations which are not reasonably predictable and which could significantly affect future results.  Accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These changes and variations which could significantly affect future results include, but are not limited to, those relating to the adequacy of operating and management controls, operating in a competitive environment and a changing environment, including new technology and processes, existing and future vendor relationships, the Company’s ability to access capital and meet its debt service requirements, dependence on existing management, general economic conditions, and changes in federal or state laws or regulations.

GENERAL

On-Site Sourcing, Inc. (“On-Site”, “Company”, “We” or “Us”) provides digital imaging, document management, litigation reprographics, color & digital printing services and facilities management to law firms, corporations, non-profit organizations, accounting firms, financial institutions and other organizations throughout the East Coast of the United States.  In order to meet the highly specialized requirements of each client, we offer a variety of customized reprographic and facilities management services.  We provide reprographic and imaging services 24 hours-per-day, seven days-per-week including copying, binding, labeling, collating and indexing in support of complex document-intensive litigation as well as higher volume production of manuals, brochures and other materials for corporations and non-profit organizations.  We also provide on-premises management of customers’ support services including mailroom operations, facsimile transmission, records, and supply room management and copying services.

On–Site Sourcing, Inc. was founded in 1992 and currently has locations in Virginia, Maryland, Pennsylvania, New York and Georgia.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared With Three Months Ended March 31, 2000

Revenue for the three months ended March 31, 2001 decreased by 3% or $322,716 to $9,449,649 over the comparable period in 2000. The decrease in revenues is primarily due to a large reprographics and imaging job, approximately $2,800,000, processed during the first quarter of 2000.  Revenues, for the quarter ended March 2001, also included $743,260 of digital printing revenue related to the two acquisitions completed in the second and third quarter of 2000.

As a percentage of sales, Cost of Sales for the three months ended March 31, 2001 increased to 67% from 61% over the comparable period in 2000.  The increase is primarily due to our digital printing operations not operating at full capacity.  Cost of Sales for our digital printing operation, was $786,555, compared to revenue of $743,260 for the quarter ending March 2001.  Additional factors contributing to the increase in Cost of Sales include the growth of our imaging services division.

During the year 2000 the company invested heavily in imaging technology and personal.  The company has also expanded its imaging operations to New York and Georgia.  The Company expects Cost of Sales margins to improve as sufficient revenues are generated to absorb certain fixed costs associated with Cost of Sales.  Cost of sales include expenses related to compensation and benefits to employees, occupancy costs, equipment costs, supplies, and other costs which are directly related to providing goods and services to our clients.

As a percentage of sales, Selling Expenses for the three months ended March 31, 2001 remained consistent at 9%, as compared to the comparable period in 2000. Selling expenses include compensation and related benefits, travel & entertainment expenditures, marketing, and other costs related to our sales staff.

Administrative Expense for the three months ended March 31, 2001 increased $341,703 to $1,422,004. The increase is primarily due to increased administrative staffing related to the two acquisitions completed during the second and third quarter of 2000 (approximately $140,000), growth and the expansion of our imaging services division to Georgia and New York (approximately $88,000), and increases in corporate administrative expenses to handle the revenue growth experienced by the company (approximately $112,000).

Other Income for the three months ended March 31, 2001 increased by $70,355 to $72,690 over the comparable periods in 2000.  Rental income in the amount of $71,523, as a result of subletting the property in Alexandria, Virginia was included in other income.  The Company purchased the property in 2000 for its future headquarters and Virginia production center.  The Company anticipates moving into the building during the fourth quarter of 2001.

Other expense for the three months ended March 31, 2001 increased by $250,169 to $397,813 over the comparable periods in 2000.  Other expense is composed of interest expense, loss on disposal of assets, and expenses related to the Alexandria, VA property, purchased by the Company for its future headquarters.

Interest expense increased from $38,530, for the three months ended March 31, 2000 to  $195,517, for the three months ended March 31, 2001, representing an increase of $156,987. The increase is due to higher utilization of the Company’s line of credit and also additional financing arrangements entered into by the Company, due to the acquisition of digital printing equipment. The Company’s line of credit balance as of March 31, 2000 was $1,827,488 compared to $5,969,151 as of March 31, 2001.

Loss on disposal of assets totaled $87,003 for the three months ended March 31, 2000 due to the company relocating its Atlanta, Georgia facility to a less expensive facility within Atlanta, Georgia. As a result, certain leasehold improvements were written off.  During the three months ended March 31, 2001 the Company wrote off approximately $25,763 of certain non-performing fixed assets.

During the three months ended March 31, 2001 the Company incurred $176,530 in expenses related to the Alexandria, VA property. Of this amount, $138,377 was interest expense incurred with the mortgage on the property.  The remainder of expenses, $38,153, was expenses related to owning and maintaining the property.  The Company incurred a net loss in the amount of $105,007 ($58,783 after the effect of income taxes) in connection with the Alexandria, Virginia property.  The Company expects a loss of approximately $35,000 (before the effect of income taxes) per month, until the Company moves into the Alexandria, Virginia property.

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

In order to assure additional working capital is available to us to fund our growth and expansion, we had available a $7,000,000 working capital line of credit as of March 31, 2001. The line of credit is subject to eligible accounts receivable.  The Company has available to borrow, at any given time, the lessor of the established line of credit or eligible accounts receivable.  Eligible accounts receivable are 75% of accounts less than 120 days old.  The working capital line of credit bears interest at the bank’s prime rate of interest or the 30-day LIBOR rate plus 2.25%. The line of credit, which expires April 30, 2002, is subject to certain financial covenants; the most significant requires the company to maintain a minimum net worth of $6,000,000.  At March 31, 2001 net advances totaling $5,969,151 were made under the agreement.  Net worth, as defined under the agreement, as of March 31, 2001 was at $7,063,347.

In addition, we have obtained financing for certain equipment and vehicles.  The notes are secured by the equipment and vehicles, at rates ranging from 5% to 12% and mature at various times between 2000 and 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe our market risk exposure with regard to our financial instruments is limited to changes in interest rates. Based upon the composition of our variable rate debt outstanding at March 31, 2001 which is primarily borrowings under the working capital line of credit, we do not believe that a hypothetical increase in the bank’s prime rate of interest or the 30 day LIBOR rate would be material to net income.

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

Item 6.    Exhibits and Reports

(A)          EXHIBITS

                None.

(B)           REPORTS ON FORM 8-K
                The Company filed Form 8-K on April 4, 2001

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON-SITE SOURCING, INC.
(Registrant)

May 15, 2001	/s/ Jason Parikh
Date	Jason Parikh
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)