Form 10-Q
period 2001-06-30
ON SITE SOURCING INC
filed 2001-08-14
CIK 1012141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
Commission File No. 0-20947

ON-SITE SOURCING, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	54 -1648470

(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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

                                                                                                           Yes ☒   No ☐ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2001:

Common Stock, $.01 par value	5,061,075 shares

ON-SITE SOURCING, INC.
INDEX

ON-SITE SOURCING, INC.
BALANCE SHEETS

	Unaudited
	June 30, 2001	December 31, 2000

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,881	$3,428
Accounts receivable, net	9,446,213	9,762,093
Prepaid supplies	672,775	677,771
Prepaid expenses	539,131	471,764
Prepaid income taxes	187,889	715,674
Notes receivable, current portion	157,390	131,355

Total current assets	11,007,279	11,762,085

Property and equipment, net	14,583,699	15,024,026

OTHER ASSETS
Notes receivable, net of current portion	59,854	117,753
Goodwill, net	959,247	1,011,944
Other assets, net	191,484	163,423

	$26,801,565	$28,079,231

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$2,003,940	$3,149,926
Accrued and other liabilities	1,212,732	853,986
Line of credit	5,050,651	5,809,598
Current portion of long-term debt	1,313,618	1,401,184
Provision for income taxes, current	286,485	286,485

Total current liabilities	9,867,426	11,501,179

NONCURRENT LIABILITIES
Long-term debt net of current portion	7,741,085	8,097,810
Deferred rent	189,177	189,177
Deferred income taxes	438,076	438,076

Total liabilities	18,235,764	20,226,242

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 20,000,000 shares authorized
5,057,215 and 5,057,215 shares issued and outstanding	50,572	50,572
Preferred stock,$.01 par value, 1,000,000 shares
authorized, no shares issued and outstanding	-	-
Subscription receivable	-	(50,400)
Additional paid in capital	6,786,243	6,786,244
Treasury stock (113,590 shares of common stock at cost)	(396,152)	(396,152)
Accumulated Earnings (Deficit)	2,125,138	1,462,725

	8,565,801	7,852,989

	$26,801,565	$28,079,231

See notes to financial statements

ON-SITE SOURCING, INC.
STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended		Unaudited Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Revenue	$10,332,382	$8,681,120	$19,782,031	$18,453,485
Costs and expenses
Cost of sales	6,653,651	5,793,342	13,016,616	11,642,254

	3,678,731	2,887,778	6,765,415	6,811,231

Selling expense	901,073	984,402	1,798,450	2,045,325
Administrative expense	1,652,773	1,106,118	3,074,777	2,186,419

	2,553,846	2,090,520	4,873,227	4,231,744

Earnings from operations	1,124,885	797,258	1,892,188	2,579,487
Other income (expense)
Other income	81,211	4,304	153,901	6,639
Other expense	(441,763)	(60,722)	(839,576)	(208,366)

	(360,552)	(56,418)	(685,675)	(201,727)

Earnings (Loss) before income taxes	764,333	740,840	1,206,513	2,377,760
Income tax (benefit)expense	344,100	294,800	544,100	946,800

Net (Loss) Earnings	$420,233	$446,040	$662,413	$1,430,960

Basic earnings (loss) per common share	$0.09	$0.09	$0.13	$0.30
	4,943,625	4,809,100	4,943,625	4,842,125
Diluted earnings per share	$0.08	$0.08	$0.13	$0.26
	4,990,532	5,519,255	4,978,621	5,462,172

See notes to financial statements

ON-SITE SOURCING, INC.
STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited)
	Three Month Ended June 30,		Six Month Ended June 30,
	2001	2000	2001	2000

Cash flows from operating activities
Net earnings (loss)	$420,233	$446,040	$662,413	$1,430,960

Adjustments to reconcile net earnings (loss) to net cash
(used in) provided by operations

Depreciation and amortization	554,441	344,241	1,094,781	646,851
Loss (gain) on disposition of equipment	27,506	-	53,270	-
Changes in assets and liabilities
(Increase) decrease in accounts receivable, net	109,869	(976,662)	315,880	(4,096,833)
(Increase) decrease in prepaid supplies	5,896	(65,530)	4,996	(45,115)
(Increase) decrease in prepaid expenses	318,006	(348,197)	460,418	(440,275)
(Increase) decrease in notes receivables	10,692	12,538	31,864	24,829
(Increase) decrease in other assets	19,603	(332,975)	(28,061)	(313,567)
Increase (decrease) in accounts payable - trade	(225,356)	(70,887)	(1,145,986)	170,496
Increase in accrued and other liabilities	134,243	(195,689)	358,746	88,675
Increase (decrease) in deferred rent	-	-	-	15,000
Increase (decrease) in provison for income taxes	-	(652,004)	-	-
Increase (decrease) in deferred taxes	-	-	-	-

Total Adjustments	954,901	(2,285,166)	1,145,906	(3,949,939)

Net cash provided by (used in) operations	1,375,134	(1,839,126)	1,808,319	(2,518,979)

Cash flows from investing activities
Acquisition of Property and equipment	(423,382)	(1,092,729)	(670,028)	(1,846,448)
Proceeds from disposition of equipment	15,000		15,000

Net cash used in investing activities	(408,382)	(1,092,729)	(655,028)	(1,846,448)

Cash flows from financing activities
Proceeds from sale of common stock	-	52,798	-	179,994
Payments for reacquisition of common stock	-	(351,821)	-	(351,821)
Proceeds from collection of subscription receivable	50,400		50,400
Proceeds of long-term debt agreements	-	1,355,294	-	1,447,253
Payments under long-term debt agreements	(98,608)	(240,477)	(444,291)	(383,923)
Net borrowing (payments) under line of credit agreement	(918,500)	2,096,128	(758,947)	3,454,141

Net cash provided by financing activities	(966,707)	2,911,922	(1,152,838)	4,345,644

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44	(19,933)	453	(19,783)

Cash and cash equivalents, beginning	3,837	22,832	3,428	22,682

Cash and cash equivalents, ending	$3,881	$2,899	$3,881	$2,899

See notes to financial statements

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

Goodwill

In connection with the two acquisitions the company made in the first nine months of 2000, Goodwill in the amount of $1,050,739 was recorded and is being amortized over a period of 10 years.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share exclude dilution and are calculated using the average number of shares outstanding.  Diluted earnings (loss) per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding stock options using the “treasury stock” method.
	Six Months ended June 30,
	2001	2000

	(Unaudited)	(Unaudited)
Net earnings (loss) available for common shareholders (A)	$662,413	$1,430,960

Average outstanding:
Common stock (B)	4,943,625	4,842,125
Employee stock options	34,996	620,587

Common stock and common stock equivalents (C)	4,978,621	5,462,712

Earnings (loss) per share:
Basic (A/B)	$0.13	$0.30
Diluted (A/C)	$0.13	$0.26

Unexercised employee stock options to purchase 1,197,640 and 87,000 shares of the Company’s common stock as of June 30, 2001 and 2000, respectively, were not included in the computations of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during the respective period.

3.          SALE OF INFORMATION TECHNOLOGY DIVISION

On September 30, 1999, the Company entered into a purchase and sale agreement with a former stockholder and employee to sell the rights and contracts to provide certain information technology services to customers previously serviced by the Company’s Information Technology Division.  The sale price of $270,000 is financed by a note agreement between the Company and the former shareholder.  The note accrues interest at 8% per annum, is payable in interest-only installments through October 2000 and in principal and interest installments until maturity in September 2002.  At Aug 13, 2001, $195,646 remains payable to the Company.

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

Tangible assets acquired at fair value	356,785
Goodwill	1,053,926
Liabilities Assumed at fair value	(231,461)

1,179,250

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

Revenue and profit by reportable segment for the three and six months ended June 30, 2001, and 2000 are as follows:

	Unaudited
	Three months ended June 30, 2001
	Reprographics	Imaging	FM	Digital Printing

Revenue	$6,230,166	$2,744,246	$690,797	$667,174
Segment profit	$1,528,137	$804,909	$70,355	$(214,338)

	Unaudited
	Three months ended June 30, 2000
	Reprographics	Imaging	FM	Digital Printing

Revenue	$4,932,948	$2,437,144	$788,000	$523,029
Segment profit	$42,362	$1,287,611	$99,357	$35,292

	Unaudited
	Six months ended June 30, 2001
	Reprographics	Imaging	FM	Digital Printing

Revenue	$11,553,035	$5,442,448	$1,376,115	$1,410,434
Segment profit	$2,328,903	$1,716,305	$178,606	$(474,120)

	Unaudited
	Six months ended June 30, 2000
	Reprographics	Imaging	FM	Digital Printing

Revenue	$10,935,647	$5,411,880	$1,582,930	$523,029
Segment profit	$712,873	$3,033,348	$208,750	$35,292

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

On-Site Sourcing, Inc. was founded in 1992 and currently has locations in Virginia, Maryland, Pennsylvania, New York and Georgia.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2001 Compared With Three and Six Months
Ended June 30, 2000

Revenue for the three months ended June 30, 2001 increased by 19% or $1,651,262 to $10,332,382 over the comparable period in 2000.  The increase in revenues for the three months ended June 30, 2001 is due to increased volume in the Company’s reprographics and imaging divisions. Reprographic revenues increased by $1,297,217 and Imaging revenues increased by $307,103   for the three months ended June 30 2001. Revenue for the six months ended June 30, 2001 increased by 7% or $1,328,546 over the comparable period in 2000.   The increase is due to revenues from our two acquisitions completed in the second and third quarter of 2000 as discussed in Notes to Financials Statements in this quarterly report on Form 10-Q.  Revenues from the two acquisitions for the six months ended June 30, 2001 were $1,410,434 compared to $523,029 in the comparable period in 2000.  Reprographics revenue also increased by $617,387 for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

Facilities Management (‘FM’) revenues decreased by $97,204 and $206,818, respectively over the comparable three six month period in 2000, due to the non renewal of several FM contracts.  Revenues from the Company’s FM division are less than 9 % of the Company’s revenues.  The Company does not expect the FM division to add significantly to the Company’s revenues or net income in the future.

Detail Revenue by Company segment is included in the Notes to Financials Statements in this quarterly report on Form 10Q.

As a percentage of sales, Cost of Sales for the three months ended June 30, 2001 decreased from 67% to 64% over the comparable period.  The decrease is due to efficiencies derived from higher revenues, during the period, in our imaging and reprographics divisions.  As a percentage of sales, Cost of Sales for the six months ended June 30, 2001 increased from 63% to 66% over the comparable period in 2000.  The increase is due to due to our digital printing operations not operating at full capacity.  Cost of Sales for our digital printing operation, were $1,738,080, compared to revenue of $1,410,434 for the six months ending 2001.

During the year 2000 the company invested heavily in both its Imaging and Digital Printing divisions The company has expanded its imaging operations to New York and Georgia.  The Company expects Cost of Sales margins to improve as sufficient revenues are generated to absorb certain fixed costs associated with Cost of Sales.  Cost of sales includes expenses related to compensation and benefits to employees, occupancy costs, equipment costs, supplies, and other costs, which are directly related to providing goods and services to our clients.

As a percentage of sales, Selling Expenses for both the three and six months ended June 30, 2001 decreased to 9% from 11% over the comparable period in 2000.  The decrease is a result of an increase in “house” account sales on which no commissions are paid and sales derived from accounts executives that were hired in 2000 and are now on a commission only compensation arrangement.

Administrative Expense for the three months ended June 30, 2001 increased $546,655 to $1,652,773 from the comparable period in 2000. Administrative Expense for the six months ended June 30, 2001 increased $888,358 to $3,074,777 from the comparable period in 2000.  The increase includes approximately $240,000 related to a severance payment to Allen Outlaw, the Company’s former Director of Sales & Marketing.  Other key factors which contributed to the increase for the three and six months ended June 30, 2001 include the following:

Approximately $160,000 and $350,000 respectively, due to increases in administrative salaries and wages related to the two acquisitions completed during the second and third quarter of 2000, growth and the expansion of our imaging services division to Georgia and New York, and increases in corporate administrative expenses to handle the revenue growth experienced by the company,

Approximately $45,000 and $90,000 respectively due to increases in depreciation costs related to the purchase of computer and other information technology equipment used to manage our computer network and process administrative functions in our Imaging, Digital Printing, and Accounting/HR departments,

Approximately $90,000 and $162,000 respectively for bonus accruals, used to reward and motivate employees for meeting certain goals and expectations,

and approximately $20,000 and $45,000 respectively, due to the amortization of Goodwill related to the two acquisitions completed during the second and third quarter of 2000.

Other Income for the three months ended June 30, 2001 increased by $76,907 to $81,212 over the comparable periods in 2000.  Other Income for the six months ended June 30, 2001 increased by $147,262 to $153,901 over the comparable period in 2000. The increase is due to rental income in the amount of $81,212 and  $152,735, for the three and six months ending June 30, 2001 as a result of subletting the property purchased in Alexandria, VA.  The Company purchased the property in 2000 for its future headquarters and Virginia production center.  The Company anticipates moving into the building during the fourth quarter of 2001.

Other expense for the three months ended June 30, 2001 increased by $381,041 to $441,763 over the comparable periods in 2000.  Other expense for the six months ended June 30, 2001 increased by $631,210 to $839,576 over the comparable periods in 2000.  Other expense is composed of interest expense, loss on disposal of assets, and expenses related to the Alexandria, VA property, purchased by the Company for its future headquarters.

Interest expense for the three months ended June 30, 2001 increased by $129,448 to $190,220 over the comparable period in 2000.  Interest expense for the six months ended June 30, 2001 increased by $286,488 to $385,740 over the comparable period in 2000. The increase is due to higher utilization of the Company’s line of credit and also additional financing arrangements entered into by the Company, due to the acquisition of substantial digital printing equipment. The Company’s line of credit balance as of June 30, 2000 was $3,923,616 compared to $5,050,651 as of June 30, 2001.

Loss on disposal of assets totaled $27,506 for the three months ended June 30, 2001 compared to $0.00 for the comparable period in 2000.  Loss on disposal of assets for the six months ended June 30, 2001 totaled $53,269 compared to $87,003 for the comparable period in 2000.  The disposals related to the six months ending June 30, 2000 were due to the company relocating its Atlanta, Georgia facility to a less expensive facility within Atlanta, Georgia. As a result, certain leasehold improvements were written off.  Disposals for the six months ending 2001 were the result of the Company writing off certain non-performing fixed assets.

During the three and six months ended June 30, 2001 the Company incurred $224,017 and $400,547 respectively in expenses related to the Alexandria, VA property. Of this amount, $140,303 and $278,679 respectively was interest expense incurred with the mortgage on the property.  The remainder of expenses, $83,714 and $121,868 respectively, was expenses related to owning and maintaining the property.  The Company incurred a net loss in the amount of $247,813 ($137,488 after the effect of income taxes) in connection with the Alexandria, Virginia property for the six months ended June 30, 2001.  The Company expects a loss of approximately $45,000 (before the effect of income taxes) per month, until the Company moves into the Alexandria, Virginia property.

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

In order to assure additional working capital is available to us to fund our growth and expansion, we had available a $7,000,000 working capital line of credit as of June 30, 2001. The line of credit is subject to eligible accounts receivable.  The Company has available to borrow, at any given time, the lesser of the established line of credit or eligible accounts receivable.  Eligible accounts receivable are 75% of accounts less than 120 days old.  The working capital line of credit bears interest at the lesser of the bank’s prime rate of interest or the 30-day LIBOR rate plus 2.25%. The line of credit, which expires April 30, 2002, is subject to certain financial covenants; the most significant requires the company to maintain a minimum net worth of $6,000,000.  At June 30, 2001 net advances totaling $5,050,651 were made under the agreement.  Net worth, as defined under the agreement, as of June 30, 2001 was at $7,606,554.  In addition, we have obtained financing for certain equipment and vehicles.  The notes are secured by the equipment and vehicles, at rates ranging from 5% to 12% and mature at various times between 2000 and 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe our market risk exposure with regard to our financial instruments is limited to changes in interest rates. Based upon the composition of our variable rate debt outstanding at June 30, 2001, we do not believe that a hypothetical increase in the bank’s prime rate of interest or the 30-day LIBOR rate would be material to net income.

Part II.  Other Information

Item 1.    Legal Proceedings

                None.

Item 2.    Changes in Securities and Use of Proceeds

                None.

Item 3.    Defaults Upon Senior Securities

                None.

Item 4.    Submission of Matters to a Vote of Security Holders

                None.

Item 5.    Other Information

In July 2000, the Company signed a definitive merger agreement with U.S. Technologies Inc. pursuant to which U.S. Technologies would acquire the Company. On April 2, 2001 the Company terminated the agreement with U.S. Technologies pursuant to its right to terminate the agreement if the average stock price of U.S. Technologies Common Stock during the twenty trading-day period ending three full trading-days before the close of the merger is below $0.67.

In May 2001 Allen Outlaw, the Company’s director of sales & marketing, has left the Company to pursue other career interests.  Mr. Outlaw also resigned from the Company’s Board of Directors.

In May 2001  the Company appointed Michael D. Brant  it's Board of Directors. Mr. Brant is the CEO/President of iDoxSolutions, Inc. a Digital Asset Management provider headquartered in Chevy Chase, Maryland. Prior to iDoxSolutions, Brant was the CEO/President of DoxSys, Inc., a company he founded in 1993 to provide imaging and workflow products and services. Before DoxSys, Brant spent 21 years at Xerox Corporation in various Sales and Marketing positions, concluding his tenure as Vice President of the Custom Systems Division.

In July 2001 the Company appointed Clifford Kendall and Michael Meyer to its Board of Directors. Clifford Kendall replaced Charles Millar as Chairman of the Board. Due to health concerns, Mr. Millar stepped down from his role as Chairman.  Mr. Millar continues to serve on the Company's Board of Directors

Clifford Kendall was the former Chairman and CEO of Computer Data Systems (CDSI), a $400 million IT services company, before the company merged with Affiliated Computer Services (NYSE: ACS ). Mr. Kendall currently serves on the Board of Directors of ACS. ACS, with annual revenues in excess of $2 Billion, provides a full range of information technology services to clients. In addition, Mr. Kendall serves on the Board of Directors of Washington Real Estate Investment Trust (NYSE: WRE ) and VSE Corporation (Nasdaq: VSEC ). Mr. Kendall's career included positions at Washington Gas Light Company, American University, Washington University in St. Louis, and Booz, Allen & Hamilton.

Michael Meyer's most recent work experience includes serving as President and CEO of Cap Gemini America, a $750 million management and IT consulting firm. Prior to Cap Gemini, Mr. Meyer co-founded Technology Solutions Company (TSC), an eBusiness consulting and systems integration firm. Mr. Meyer currently serves on the Boards of Directors of Cantilever Technologies, Fusive.com, and i360 Technologies. Previously Mr. Meyers served on the Board of Directors for Technology Solutions, Cap Gemini America, Cap Gemini Hagler- Bailly, and Collaborex. Mr. Meyer's career also included positions at Western Electric, Burroughs, Bussman Manufacturing, Jacobsen-Textron, and Woltz & Associates.

In July 2001, the Company's publicly traded Warrants (Symbol: ONSSW) expired in accordance with the original terms of issuance.

In July 2001, the Board of Directors approved adoption and implementation of a broad based option plan under which 250,000 shares have been reserved. The plan is administered and the terms of option grants are established by the Board of Directors. Under the terms of the plan, options may be granted to the Company's enployees to purchase shares of common stock. The Company does not intend to grant options to officers or directors under the plan. Options granted under the plan do not qualify as incentive stock options. Options become exercisable as determined by the Board of Directors, and expire over terms not exceeding ten years from the date of grant, three months after termination of employment, or one year after the death or permanent disability of the employee. The Board of Directors determines the option price (not less 85% of fair market value) at the date of grant.

Item 6.    Exhibits and Reports

(A)          EXHIBITS

                10.41  2001 Broad Based Option Plan

(B)           REPORTS ON FORM 8-K
                The Company filed Form 8-K on April 4, 2001

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON-SITE SOURCING, INC.

(Registrant)

August 14, 2001	/s/ Jason Parikh

Date	Jason Parikh
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)