Form 10-Q
period 2001-09-30
ON SITE SOURCING INC
filed 2001-11-14
CIK 1012141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission File No. 0-20947

ON-SITE SOURCING, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	54 -1648470
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes ☒  No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 7th, 2001:

Common Stock, $.01 par value                                                                                           5,118,569 shares

ON-SITE SOURCING, INC.

ON-SITE SOURCING, INC

BALANCE SHEETS

	Unaudited
	September 30,	December 31,
	2001	2000
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,235	$3,428
Accounts receivable, net	11,111,006	9,762,093
Prepaid supplies	671,092	677,771
Prepaid expenses	378,306	471,764
Prepaid income taxes	34,985	715,674
Notes receivable, current portion	149,579	131,355
Total current assets	12,349,203	11,762,085

Property and equipment, net	14,606,872	15,024,026

OTHER ASSETS
Notes receivable, net of current portion	24,181	117,753
Goodwill, net	932,899	1,011,944
Other assets, net	206,381	163,423
	$28,119,536	$28,079,231

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$2,431,404	$3,149,926
Accrued and other liabilities	1,052,530	853,986
Line of credit	6,239,277	5,809,598
Current portion of long-term debt	1,130,547	1,401,184
Deferred income taxes	58,735	286,485
Total current liabilities	10,912,493	11,501,179

NONCURRENT LIABILITIES
Long-term debt net of current portion	7,534,647	8,097,810
Deferred rent	189,177	189,177
Deferred income taxes	234,938	438,076
Total liabilities	18,871,255	20,226,242

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 20,000,000 shares authorized 5,212,476 and 5,057,215 shares issued and outstanding	52,125	50,572

Preferred stock,$.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Subscription receivable	-	(50,400)
Additional paid in capital	7,056,962	6,786,244
Treasury stock (113,590 shares of common stock at cost)	(396,152)	(396,152)
Accumulated Earnings (Deficit)	2,535,346	1,462,725
	9,248,281	7,852,989
	$28,119,536	$28,079,231

ON-SITE SOURCING, INC.

STATEMENTS OF OPERATIONS

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Revenue	$10,609,923	$7,967,584	$30,391,955	$26,421,069
Costs and expenses
Cost of sales	6,963,741	6,030,322	19,981,701	17,672,576
	3,646,182	1,937,262	10,410,254	8,748,493

Selling expense	1,053,949	625,892	2,852,399	2,671,217
Administrative expense	1,522,702	1,132,396	4,596,138	3,318,815
	2,576,651	1,758,288	7,448,537	5,990,032

Earnings from operations	1,069,531	178,974	2,961,717	2,758,461
Other income (expense)
Other income	82,771	9,503	235,506	16,142
Other expense	(461,545)	(122,871)	(1,299,928)	(331,237)
	(378,774)	(113,368)	(1,064,422)	(315,095)

Earnings (Loss) before income taxes	690,757	65,606	1,897,295	2,443,366
Income tax (benefit)expense	280,575	25,198	824,674	971,998

Net (Loss) Earnings	$410,182	$40,408	$1,072,621	$1,471,368

Basic earnings (loss) per common share	$0.08	$0.01	$0.21	$0.30
Basic shares Outstanding	5,098,886	4,841,125	4,995,379	4,846,558
Diluted earnings per share	$0.08	$0.01	$0.21	$0.27
Diluted shares Outstanding	5,340,788	5,307,337	5,099,343	5,381,585

ON-SITE SOURCING, INC.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Cash flows from operating activities
Net earnings	$410,182	$40,408	$1,072,621	$1,471,368

Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations
Depreciation and amortization	553,166	415,307	1,647,947	1,054,346
Loss (gain) on disposition of equipment	33,560	-	86,833	-
Changes in assets and liabilities
(Increase) decrease in accounts receivable, net	(1,664,793)	1,359,698	(1,348,913)	(2,737,133)
(Increase) decrease in prepaid supplies	1,684	(83,635)	6,679	(128,750)
(Increase) decrease in prepaid expenses	313,729	(149,497)	774,147	(589,772)
(Increase) decrease in notes receivables	43,485	12,793	75,348	37,621
(Increase) decrease in other assets	(14,896)	(1,292,991)	(42,958)	(1,598,747)
Increase (decrease) in accounts payable - trade	427,465	(520)	(718,522)	169,976
Increase (decrease) in accrued and other liabilities	(160,202)	68,049	198,544	156,724
Increase (decrease) in deferred rent	-	-	-	15,000
Increase (decrease) in provison for income taxes	(227,750)	(38,573)	(227,750)	(38,573)
Increase (decrease) in deferred taxes	(203,138)	-	(203,138)	-
Total Adjustments	(897,690)	290,631	248,217	(3,659,308)

Net cash provided by (used in) operations	(487,508)	331,039	1,320,838	(2,187,940)

Cash flows from investing activities
Acquisition of Property and equipment	(583,527)	(1,326,920)	(1,253,581)	(3,173,369)
Proceeds from disposition of equipment			15,000

Net cash used in investing activities	(583,527)	(1,326,920)	(1,238,581)	(3,173,369)

Cash flows from financing activities
Proceeds from sale of common stock	272,272	23,946	272,271	203,940
Payments for reacquisition of common stock			-	(351,821)
Proceeds from collection of subscription receivable	-		50,400
Proceeds of long-term debt agreements	-	862,266		2,242,663
Payments under long-term debt agreements	(389,509)	(287,214)	(833,800)	(604,280)
Net borrowing (payments) under line of credit agreement	1,188,626	396,896	429,679	3,851,037

Net cash provided by (used in) financing activities	1,071,389	995,894	(81,450)	5,341,539

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	354	13	807	(19,770)
Cash and cash equivalents, beginning	3,881	2,899	3,428	22,682
Cash and cash equivalents, ending	$4,235	$2,912	4,235	$2,912

ON-SITE SOURCING, INC.

NOTES TO  FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

 (unaudited)

The financial information presented should be read in conjunction with our consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2000.  The results of operations for the three and nine month periods ended September 30, 2000 and 2001 may not be indicative of the results for the full year.

1.     ORGANIZATION

Nature of Business

On-Site Sourcing, Inc. (the “Company”) was incorporated in Virginia on December 1992 and changed its state incorporation to Delaware in January 1996.  The Company provides digital imaging, document management, litigation reprographics, color & digital printing services and facilities management to law firms, corporations, non-profit organizations, accounting firms, financial institutions and other organizations throughout the United States. Services are performed in the metropolitan areas of Philadelphia, Pennsylvania; Washington, D.C.; Atlanta, Georgia; New York, New York, and Gaithersburg, Maryland. During October of 2001 the Company expanded its imaging operations to Tempe, Arizona.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."  In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests method of accounting. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS No. 141 by the Company is not expected to have a significant effect on the Company's financial statements.

Upon the adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company will adopt the provisions of SFAS No. 142 on January 1, 2002. The Company will complete its assessment of goodwill impairment by March 31, 2002. The impact of an impairment, if any determined during such assessment, would be recorded as a cumulative effect of a change in accounting principle during the first quarter of fiscal 2002.

SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets.  The statement supercedes SFAS No. 121 “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of” and establishes an accounting model for long-lived assets to be disposed of by sale.  The statement also addresses implementation issues related to SFAS No. 121.  The statement is applicable for financial statements issued for fiscal years beginning after December 15, 2001.  The adoption of SFAS No. 144 by the Company on January 1, 2001, is not expected to have a significant effect on the Company's financial statements.

Earnings (Loss) per Common Share

Basic earnings (loss) per share exclude dilution and are calculated using the average number of shares outstanding.  Diluted earnings (loss) per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding stock options using the “treasury stock” method.

	Nine Months ended September 30,
	2001	2000

Net earnings (loss) available for common shareholders (A)	$1,072,621	$1,471,368

Average outstanding:
Common stock (B)	4,995,379	4,846,558
Employee stock options	103,964	535,027

Common stock and common stock equivalents (C)	5,099,343	5,381,585

Earnings (loss) per share:
Basic (A/B)	$0.21	$0.30
Diluted (A/C)	$0.21	$0.27

Unexercised employee stock options to purchase 805,807 and 204,750 shares of the Company’s common stock as of September 30, 2001 and 2000, respectively, were not included in the computations of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during the respective period.

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

Tangible assets acquired at fair value	356,785
Goodwill	1,053,926
Liabilities Assumed at fair value	(231,461)

Total	1,179,250

4. SEGMENT INFORMATION

The current services that we provide include the following segments: reprographics, imaging services, facilities management, and Digital Printing services.

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

Digital Printing services include both black and white and color digital production of catalogs, brochures, postcards, stationary, direct mail, newsletters, and exhibit materials. Our target customers, for these services include our existing customers and other organizations requiring print media. In addition, we also provide ancillary services, which include graphic design, mailing, special finishing, storage, fulfillment, and delivery services. Printing jobs are typically billed on a job-by-job basis depending on several factors, including quantity, number of colors, quality of paper, and graphic design time.

The Company evaluates performance based on profit and loss from operations before income taxes and does not review information regarding the allocation of assets to each segment. In addition, corporate administrative costs are not allocated to each segment. There are no intersegment sales or transfers.

Revenue and profit by reportable segment for the three and nine months ended September 30, 2001, and 2000 are as follows:

	Unaudited
	Three months ended September 30, 2001
	Reprographics	Imaging	FM	Digital Printing
Revenue	$5,938,953	$3,164,806	$617,018	$889,148
Segment profit	$1,200,345	$921,021	$16,664	$(89,114)

	Unaudited
	Three months ended September 30, 2000
	Reprographics	Imaging	FM	Digital Printing
Revenue	$4,957,559	$1,775,358	$715,590	$519,076
Segment profit	$564,302	$468,602	$64,174	$(244,474)

	Unaudited
	Nine months ended September 30, 2001
	Reprographics	Imaging	FM	Digital Printing
Revenue	$17,491,988	$8,607,254	$1,993,133	$2,299,582
Segment profit	$3,529,248	$2,637,326	$195,270	$(563,234)

	Unaudited
	Nine months ended September 30, 2000
	Reprographics	Imaging	FM	Digital Printing
Revenue	$15,893,206	$7,187,238	$2,298,520	$1,042,105
Segment profit	$1,277,175	$3,501,950	$272,924	$(209,182)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING DISCLOSURE

Certain information included herein contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as operating costs, capital spending, financial sources and the effects of competition.  Such forward-looking information is subject to changes and variations which are not reasonably predictable and which could significantly affect future results.  Accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These changes and variations which could significantly affect future results include, but are not limited to, those relating to the adequacy of operating and management controls, operating in a competitive environment and a changing environment, including new technology and processes, existing and future vendor relationships, the Company’s ability to access capital and meet its debt service requirements, dependence on existing management, general economic conditions, terrorist attacks,  and changes in federal or state laws or regulations.

GENERAL

On-Site Sourcing, Inc. (“On-Site”, “Company”, “We” or “Us”) provides digital imaging, document management, litigation reprographics, color & digital printing services and facilities management to law firms, corporations, non-profit organizations, accounting firms, financial institutions and other organizations throughout the United States.  In order to meet the highly specialized requirements of each client, we offer a variety of customized reprographic and facilities management services.  We provide reprographic and imaging services 24 hours-per-day, seven days-per-week including copying, binding, labeling, collating and indexing in support of complex document-intensive litigation as well as higher volume production of manuals, brochures and other materials for corporations and non-profit organizations.  We also provide on-premises management of customers’ support services including mailroom operations, facsimile transmission, records, and supply room management and copying services.

On–Site Sourcing, Inc. was founded in 1992 and currently has locations in Virginia, Maryland, Pennsylvania, New York, Georgia and Arizona.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2001 Compared With Three and Nine Months

Ended September 30, 2000

REVENUE

Revenue for the three months ended September 30, 2001 increased by 33% or $2,642,339 to $10,609,923 over the comparable period in 2000.  The increase in revenues for the three months ended September 30, 2001 is due primarily to increased volume in the Company’s reprographics and imaging divisions. Reprographic revenues increased by $981,392 and Imaging revenues increased by $1,389,448 for the three months ended September 30, 2001.

Revenue for the nine months ended September 30, 2001 increased by 15% or $3,970,886 over the comparable period in 2000.   The increase is due primarily to increased volume in our Reprographics, Imaging, and Digital Printing divisions.  Reprographic revenues increased by $1,598,780, while Imaging revenues increased by $1,420,016, and Digital Printing Revenues increased by $1,257,477.

Facilities Management (‘FM’) revenues decreased by $98,572 and $305,387, respectively over the comparable three and nine month period in 2000, due to the non-renewal of several FM contracts.  Revenues from the Company’s FM division represent less than 8% of the Company’s revenues.  The Company does not expect the FM division to add significantly to the Company’s revenues or net income in the future.

Detail Revenue by Company segment is included in the Notes to Financials Statements in this quarterly report on Form 10Q.

COST OF SALES

As a percentage of sales, Cost of Sales for the three months ended September 30, 2001 decreased from 76% to 66% over the comparable period. As a percentage of sales, Cost of Sales for the nine months ended September 30, 2001 decreased from 67% to 66% over the comparable period in 2000. The decrease is due to efficiencies derived from higher revenues during the period in our reprographics, imaging, and digital printing divisions. Cost of sales includes expenses related to compensation and benefits to employees, occupancy costs, equipment costs, supplies, and other costs, which are directly related to providing goods and services to our clients.

During 2000 the company invested heavily in both its Imaging and Digital Printing divisions The Company has expanded its imaging operations to New York and Georgia.  The Company expects Cost of Sales margins to improve as sufficient revenues are generated to absorb certain fixed costs associated with Cost of Sales.

During the third quarter of 2001, the Company implemented an internally developed application in its Imaging Services Division, which automatically formats and prints emails, attachments, and other file types.  This application has enabled the Company to replace certain labor-intensive processes with faster more efficient automated processing.  The Company expects to realize savings in labor costs in its Imaging Services Division, as this application is fully implemented in a full production mode.

SELLING EXPENSE

As a percentage of sales, Selling Expenses for the three months ended September 30, 2001 increased to 10% from 8% over the comparable period in 2000.  Selling expense, as a percentage of sales, for the nine months ended September 30, 2001 decreased to 9% from 10% in the comparable period in 2000.  Selling Expense primarily consists of sales commissions, salaries and related costs, travel and entertainment, and other costs related to our sales staff.  Selling expense fluctuates with the number of  “house” account sales, on which no commissions are paid, and “commissioned” accounts on which sales commissions are paid.

ADMINISTRATIVE EXPENSE

Administrative Expense for the three months ended September 30, 2001 increased $390,306 to $1,522,702 from the comparable period in 2000. Administrative Expense for the nine months ended September 30, 2001 increased $1,277,323 to $4,596,138 from the comparable period in 2000.

Significant factors which contributed to the increase for the three and nine months ended September 30, 2001 include the following:

Approximately $140,000 and $536,000 respectively, due to increases in administrative salaries and wages related to the two acquisitions completed during the second and third quarter of 2000, growth and the expansion of our imaging services division to Georgia and New York, and increases in corporate administrative expenses to handle the revenue growth experienced by the company,

Approximately $96,000 and $258,000 respectively for bonus accruals, used to reward and motivate employees for meeting certain goals and expectations,

Approximately $36,000 and $127,000 respectively due to increases in depreciation costs related to the purchase of computer and other information technology equipment used to manage our computer network and process administrative functions in our Imaging, Digital Printing, and Accounting/HR departments,

Approximately $240,000 during the nine months ended September 30, 2001 related to a severance payment to the Company’s former Director of Sales & Marketing, and

Approximately $19,000 and $63,000 respectively, due to the amortization of Goodwill related to the two acquisitions completed during the second and third quarter of 2000.

Other Income for the three months ended September 30, 2001 increased by $73,268 to $82,771 over the comparable periods in 2000.  Other Income for the nine months ended September 30, 2001 increased by $219,364 to $235,506 over the comparable period in 2000. The increase is due to rental income in the amount of $82,771 and  $235,506 for the three and nine months ending September 30, 2001 as a result of subletting the property purchased in Alexandria, VA.  The Company purchased the property in 2000 for its future headquarters and Virginia production center.  The Company anticipates moving into the building during the fourth quarter of 2001.

Other expense for the three months ended September 30, 2001 increased by $338,674 to $461,546 over the comparable periods in 2000.  Other expense for the nine months ended September 30, 2001 increased by $968,691 to $1,299,928 over the comparable periods in 2000.  Other expense is composed of interest expense, loss on disposal of assets, and expenses related to the Alexandria, VA property, purchased by the Company for its future headquarters.

Interest expense for the three months ended September 30, 2001 increased by $35,129 to $320,528 over the comparable period in 2000.  Interest expense for the nine months ended September 30, 2001 increased by $286,488 to $385,740 over the comparable period in 2000. The increase is due to higher utilization of the Company’s line of credit and also additional financing arrangements entered into by the Company, due to the acquisition of substantial digital printing equipment. The Company’s line of credit balance as of  September 30, 2001 was $6,239,277 compared to $4,320,512 as of September 30, 2000.

Loss on disposal of assets totaled $79,541 for the three months ended September 30, 2001 compared to $0 for the comparable period in 2000.  Loss on disposal of assets for the nine months ended September 30, 2001 totaled $132,810 compared to $86,185 for the comparable period in 2000.  The disposals related to the nine months ending September 30, 2000 were due to the company relocating its Atlanta, Georgia facility to a less expensive facility within Atlanta, Georgia. As a result, certain leasehold improvements were written off.  Disposals for the three and nine months ending 2001 were the result of the Company writing off certain non-performing fixed assets.

During the three and nine months ended September 30, 2001 the Company incurred $223,100 and $623,647 respectively in expenses related to the Alexandria, VA property. Of this amount, $142,229 and $420,908 respectively was interest expense incurred with the mortgage on the property.  The remainder of expenses, $80,871 and $202,739 respectively, was expenses related to owning and maintaining the property.  The Company incurred expenses in excess of rental revenue in the amount of $388,141($214,670 after the effect of income taxes) in connection with the Alexandria, Virginia property for the nine months ended September 30, 2001.  The Company expects a loss of approximately $45,000 (before the effect of income taxes) per month, until the Company moves into the Alexandria, Virginia property.  The Company plans to move in during the fourth quarter of 2001.

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

In order to assure additional working capital is available to us to fund our growth and expansion, we had available a $7,000,000 working capital line of credit as of September 30, 2001. The line of credit is subject to eligible accounts receivable.  The Company has available to borrow, at any given time, the lesser of the established line of credit or eligible accounts receivable.  Eligible accounts receivable are 75% of accounts less than 120 days old.  The working capital line of credit bears interest at the lesser of the bank’s prime rate of interest or the 30-day LIBOR rate plus 2.25%. The line of credit, which expires April 30, 2002, is subject to certain financial covenants; the most significant requires the company to maintain a minimum net worth of $6,000,000.  At September 30, 2001 net advances totaling $6,239,277 were made under the agreement.  Net worth, as defined under the agreement, as of September 30, 2001 was at $8,315,381.

Due to the events of the September 11, 2001 Terrorist Attacks, the Company experienced a significant reduction in collections for three weeks following the Terrorist Attacks.  As a result, the Company’s Accounts Receivable and Line of credit balances significantly increased.  The Company’s Accounts Receivable (Net) balance as of September 30, 2001 was $11,111,006 compared to $9,446,213 as of June 30, 2001.  The Company’s line of credit balance as of September 30, 2001 was $6,239,277 compared to a $5,050,651 as of June 30, 2001.   As of November 14, 2001, the Company’s normal cash collections have resumed and both Account Receivable and Line of Credit balances have improved

In addition, we have obtained financing for certain equipment and vehicles.  The notes are secured by the equipment and vehicles, at rates ranging from 5% to 12% and mature at various times between 2000 and 2008.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We believe our market risk exposure with regard to our financial instruments is limited to changes in interest rates. Based upon the composition of our variable rate debt outstanding at September 30, 2001, we do not believe that a hypothetical increase in the bank’s prime rate of interest or the 30-day LIBOR rate would be material to net income.

Part II.  Other Information

Item 1.    Legal Proceedings

                None.

Item 2.    Changes in Securities and Use of Proceeds

                None.

Item 3.    Defaults Upon Senior Securities

                None.

Item 4.    Submission of Matters to a Vote of Security Holders

                None.

Item 5.    Other Information

                None

Item 6.    Exhibits and Reports

(A)          EXHIBITS

                None

(B)           REPORTS ON FORM 8-K

                None

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON-SITE SOURCING, INC.
(Registrant)

November 14, 2001	/s/ Jason Parikh
Date	Jason Parikh Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)