Form 10-K405
period 2001-12-31
ON SITE SOURCING INC
filed 2002-03-29
CIK 1012141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------
                                    FORM 10-K

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         Commission file number 0-24982

                                   -----------
                             ON-SITE SOURCING, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                       54-1648470
 (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

832 NORTH HENRY STREET, ALEXANDRIA, VIRGINIA                 22314
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                 (703) 276-1123
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                       1111 NORTH 19TH STREET, SIXTH FLOOR
                            ARLINGTON, VIRGINIA 22209

   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

  TITLE OF EACH CLASS:                                 NAME OF EACH EXCHANGE
  -------------------                                  ---------------------
       None                                             ON WHICH REGISTERED:
                                                        --------------------
                                                             None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value
Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

At March 21, 2002 the registrant had 5,288,155 shares of common stock (the "Common Stock") outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $14,300,604. The aggregate market value was determined based on the closing price of the Common Stock on the NASDAQ Small Cap Market on March 21, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2002 Annual Meeting of the Registrant which will be filed with the Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III.

                             ON-SITE SOURCING, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

PART I

Item 1.    Business................................................................................  1
Item 2.    Properties.............................................................................. 12
Item 3.    Legal Proceedings....................................................................... 12
Item 4.    Submission of Matters to a Vote of Securityholders...................................... 13

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters................... 13
Item 6.    Selected Financial Data................................................................. 13
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations... 15
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.............................. 23
Item 8.    Financial Statements and Supplementary Data............................................. 23
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.... 23

PART III

Item 10.   Directors and Executive Officers of the Registrant...................................... 23
Item 11.   Executive Compensation.................................................................. 23
Item 12.   Security Ownership of Certain Beneficial Owners and Management.......................... 23
Item 13.   Certain Relationships and Related Transactions.......................................... 23

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K......................... 24

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. Such statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the factors identified in Part I,
Item 1 of this Report. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 1. BUSINESS

GENERAL

     On-Site Sourcing, Inc. ("On-Site," "the Company," "we," "us," or "our") provides document and information management services through its facilities in the greater Atlanta, Baltimore, New York City, Philadelphia and Washington, D.C. metropolitan areas, and also serves clients on the West Coast through its Tempe, Arizona facility. We help clients in information-intensive industries manage large volumes of documents and information, allowing them to concentrate on their core business operations. Our target clients typically generate large volumes of documents and information that require specialized processing, distribution, storage, and retrieval. Our typical clients include law firms, insurance companies, healthcare organizations, non-profit organizations, accounting, consulting and finance firms and other organizations throughout the East Coast of the United States. We have also begun to serve law firms on the West Coast of the United States through our facility in Tempe, Arizona, which began operations in October 2001. During 2000, we also began providing commercial printing services utilizing digital printing technology.

     On-Site was originally incorporated in Virginia in December 1992, and changed its state of incorporation to Delaware in March 1996. Our principal executive offices are located at 832 North Henry Street, Alexandria, Virginia 22314, and our telephone number is (703) 276-1123. Our common stock trades on the Nasdaq Small Cap Market under the symbol "ONSS."

STRATEGY

     Our goal is to become a national, single source provider of document and information management services and printing services for clients in our targeted industries. To achieve this goal, we intend to continue implementing a focused business strategy based on the following elements:

   - BROADEN OUR GEOGRAPHIC PRESENCE. We intend to expand our geographic presence to gain access to new markets for clients. We believe that expanding our geographic presence will also help us gain access to additional clients in our existing markets who have document and information management needs in multiple regions of the United States. We will identify attractive geographic markets based on the potential client base and level of demand for our services. We currently have offices in the greater Atlanta, Baltimore, New York City, Philadelphia and Washington, D.C. metropolitan areas and in October 2001, we opened an office in Tempe, Arizona.

   - EXPAND AND DIVERSIFY OUR CLIENT BASE. We plan to market our document and information management services to additional information-intensive industries in order to gain access to new client markets. For example, in December 2001, the General Services Administration, or GSA, awarded us a Federal Supply Schedule under which any U.S. federal government agency can buy services directly from us. We have begun marketing our services to document-intensive federal agencies, such as the Department of Justice and the Internal Revenue Service.

   - IMPLEMENT NEW TECHNOLOGY. We continually seek to identify and implement new technologies that can better fulfill the document and information management needs of our clients, including technologies such as Web-based applications and mass storage devices.

   - EXPAND AND DIVERSIFY OUR DOCUMENT AND INFORMATION MANAGEMENT SERVICES. We seek to expand and diversify our service offerings, particularly our electronic file processing capabilities, with the goal of enabling existing and potential clients to obtain all of their data and information management services from us.

   - SEEK STRATEGIC ACQUISITIONS. We seek strategic acquisitions that we believe will expand our client base and increase our cross-selling opportunities. Our goal is to identify acquisition candidates that can help us gain access to information-intensive industries in addition to the industries that we currently serve. We also believe that such acquisitions can help us achieve greater economies of scale and help expand the scale and depth of our service offerings in existing markets.

SEGMENTS

     We have three significant operating segments -- imaging, reprographics and digital printing -- each of which is described below. Prior to

2002, we also operated an additional segment, facilities management services, which involved the on-premises management of a client's support services, including mailroom operations, facsimile transmission, records and supply room management and copying services. We cancelled several of our facilities management contracts in 2001 and we currently have only one ongoing facilities management engagement. We do not intend to enter into any additional facilities management engagements. Segment disclosures are presented in Note 4 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

OUR SERVICES

     The services we offer generally fall into three different categories: imaging, reprographics and digital printing.

     IMAGING. Our imaging services consist of both image and data capture services, which generally involve the scanning, conversion and/or extraction of data from various media into electronic form, and data management services, which involves the storage and manipulation of data in electronic form. We offer imaging services through our Arizona, Georgia, New York and Virginia facilities. We license various third-party software applications in connection with our imaging services, including Concordance, Summation, iConect, Dataflight and IPRO.

     Clients seek to convert and store data in electronic form for various reasons. For clients who are required to retain data for long periods of time for legal, regulatory or compliance reasons, the electronic medium offers a number of advantages. Compared to paper-based storage, data stored in electronic form is often more secure and takes up less space. For clients who require constant or frequent access to their stored data, or occasional reference to the data in support of ongoing business operations, the electronic format allows the manipulation of large amounts of data quickly and efficiently. Maintaining data in electronic form permits clients to:

   - retrieve the data quickly;
   - organize the information in multiple indexing and text-search formats;
   - have the data distributed at multiple locations; and
   - avoid the logistical problems and costs of paper-based storage.

     Our image and data capture services generally involve the scanning of paper documents into electronic format through optical scanners, the conversion of electronic files into other electronic formats and the extraction of data from electronic files. We can store electronic information as an image, or, using optical character recognition and other technologies, extract data from an electronic file and store it in a database format. Extracted data can be more easily manipulated and offer additional processing options. Our investment in document scanners, software licenses, our proprietary software programs and other imaging technology, combined with the experience of our personnel in the scanning and conversion process, typically enable us to perform the scanning, conversion and extraction process more efficiently, more effectively and in a shorter period of time than our clients. These investments, together with our ability to simultaneously draw on the resources of our various facilities, also enable us to handle information and document management projects on a scale and volume that our clients, and many of the smaller competitors in our industry, cannot manage.

     Our data management services consist of the storage, indexing, formatting, retrieval, delivery and return to storage of electronic data on a rapid time frame. These services offer clients the benefits of electronic storage and retrieval without having to purchase their own electronic storage and retrieval system. Clients can use our data management services to access large volumes of stored documents or data immediately, in a manner that would be impossible using conventional, paper-based filing systems. We can index stored electronic data by several criteria, allowing a client to use simple but precise computer search techniques to rapidly access individual documents or types of documents. We also have the capability to print large volumes of electronic data at a high rate of speed, known as "blowback" printing, when a client requires hard copies of certain electronically stored documents. Our technical support staff assists clients in developing customized indexing systems and selecting appropriate file formats for the stored data. Our staff also helps train clients in the use of, and provides on-going support for, various imaging-related software applications.

     We can store electronic data, whether in original or extracted form, on a variety of mediums. The type of storage medium selected depends on the type of data and the needs of the client, including factors such as:

   - the need for access to and control over the data;
   - the length of time the data needs to be stored;
   - the reasons for storing the data, such as for litigation support, regulatory compliance or other reasons; and
   - the degree of security required for the data.

Data for which immediate and frequent access is required are often stored on-line in internet-based repositories, while less time-critical data are often stored off-line on a magnetic medium, such as computer tapes or diskettes, or on optical laser discs, such as a compact disc. Our technical support staff assists clients in selecting the storage medium most appropriate for their needs.

     We provide imaging services primarily to law firms and their clients, although we also serve insurance companies, healthcare organizations, non-profit organizations, accounting, consulting and finance firms and other document-intensive industries. A typical imaging job involves a law firm representing a client in a litigation or administrative matter. In order for the firm to prepare for its case it often must review a large number of documents and other data. We enable the firm to convert the original data, whether in paper format or various electronic files, into an electronic format. We can then extract, format and index the data as required, allowing the firm to search the information for specific key words, or index the data according to particular categories, thereby helping them identify critical documents or groups of documents more easily and efficiently. We can also print large volumes of the converted data on an expedited time frame, to the extent the firm requires hard copies of certain data.

     For each imaging job, our quality control personnel compare the number of scanned pages against the number of original pages to verify that the correct number of originals have been scanned or converted. These personnel also confirm that a high-quality image was captured or blown back, as applicable, match indexing numbers applied to the document in sequential order between the scanned and original documents, and confirm that all added fields in a particular document were captured and that the hard copies of the documents were reassembled to their original condition.

     As of March 15, 2002, we owned the following equipment for use in our imaging segment:

   - 54 black and white blowback stations;
   - 42 high-speed black and white scanning stations;
   - 26 quality control stations for our blowback and scanning processes;
   - three scanners for scanning color documents; and
   - three scanners for scanning oversize documents.

     Our billing methodology for imaging services depends on the type of service provided. For scanning and blowback printing, we typically charge the client on a per-page basis. For coding, we typically charge the client on a per-page basis and according to the number of fields coded on each page. We generally bill services involving data extraction, manipulation, indexing, formatting and similar services on a per-file basis. For our data storage services, we typically charge the client a fee based on the amount of data to be stored and length of storage, as well as licensing fees for the third-party software applications we use to store and retrieve the data.

Our imaging services accounted for approximately 8%, 27% and 29% of our consolidated revenues for the years ended December 31, 1999, 2000 and 2001, respectively.

     REPROGRAPHICS. Reprographics involves the copying and management of large amounts of paper documents, extracted in their original format from the offices and files of our clients. Despite the advantages and increasing popularity of electronic data storage, stored information remains primarily paper based. As discussed above, the law firms that comprise a substantial portion of our client base often must review and manage large volumes of documents in connection with litigation or administrative cases, much of it in paper form. It is often critical for these firms to accurately record, track and label each of the documents involved in the particular case, have large numbers of these documents photocopied for other participants in the case and otherwise manage and organize these documents. We also provide reprographic services to insurance companies, healthcare organizations, non-profit organizations, accounting, consulting and finance firms and other organizations that typically deal with large amounts of paper-based documents. The reprographic services we provide to clients such as these include photocopying, binding, hole-punching, Bates stamping (which involves stamping or applying numbers to individual pages), labeling, collating, assembling and quality review.

     We offer reprographics services through our Arizona, Georgia, New York, Pennsylvania and Virginia facilities. Our reprographics services are available 24 hours a day, seven days a week in order to provide the prompt turn around time often required by our clients. A typical job can range in size from single documents with a small number of pages to multiple sets of documents involving more than a million pages.

     Generally, our in-house courier service picks up a reprographics job from the client's facility and delivers it to our production center. We maintain an in-house dispatch staff of approximately 30 persons, and own or lease a fleet of approximately 20 vehicles, for our courier and shipment needs. At our production center, we process the job according to the client's instructions and our in-house dispatch staff returns the processed documents as directed by the client. Our quality control process extends from the beginning of the job through completion. Beginning when we pick up a job from the client, we use our proprietary box-tracking system, BoxTrax, to track each box of documents as they are processed through our system. Dedicated project managers monitor the progress of each job throughout the production process. Our quality control personnel check each page of the reproduced documents to verify legibility, correct page order and number of pages copied.

     As of March 15, 2002, we owned or leased approximately 160 photocopiers for use in our reprographics segment, including:

   - 133 black and white photocopiers, of which 75 were owned and 58 were leased;
   - ten high-speed black and white photocopiers, of which six were owned and four were leased;
   - nine color photocopiers, of which two were owned and seven were leased; and
   - ten photocopiers for copying oversized documents, all of which were owned.

We also maintain a staff of in-house technicians at each of our reprographics centers, in order to service our photocopiers and other reprographics equipment in event they require maintenance or repairs.

     We generally bill for our photocopying services on a page-by-page basis, depending on the level of difficulty involved in the photocopying, and for our other reprographics-related services on a time and materials basis. Our reprographic services accounted for approximately 76%, 59% and 57% of our consolidated revenues for the years ended December 31, 1999, 2000 and 2001, respectively.

     DIGITAL PRINTING. The digital printing services we offer include both black and white and color digital production of catalogs, brochures, postcards, stationary, direct mail, newsletters, and exhibit materials. We also provide services ancillary to these printing services, including graphic design, mailing, special finishing,

Storage, fulfillment, and delivery services. Our target clients for these services include our existing imaging and reprographics clients as well as other commercial organizations requiring print media. Our clients typically use our digital printing services to produce marketing, business development and similar materials. We offer digital printing services through our Maryland facility.

     As of March 15, 2002, we leased the following equipment for use in our digital printing segment:

   - four color press machines;
   - four letterpresses;
   - eight Docutech copy machines; and
   - four graphic design stations.

     Our printing services include both electronic print work and print press work. For our electronic print work, our clients typically provide us with an electronic file of the materials to be printed. Although the graphic design work is often completed by the time we receive the materials for printing, we do have the capability to perform necessary editing, alterations and other graphic design work on the materials to the extent required by the client. In our print press work, the client typically provides us with a proof of the material to be printed. We can perform graphic design work on the proof to the extent requested by the client. We create plates from these proofs and use these plates in our print presses to print the required quantities of printed materials. Although the print quality of materials created using the print press method is generally better than the print quality of materials created using the electronic printing process, the electronic printing process is generally faster than the print press process.

     We typically bill printing services on a time and materials basis, depending on several factors, including whether the work involves electronic or print press printing, quantity of items printed, number of colors involved in the printing, quality of paper used and graphic design time. Our digital printing services accounted for approximately 5% and 7% of our consolidated revenues for the years ended December 31, 2000 and 2001, respectively. We began offering digital printing services in April 2000.

CLIENTS

     Our clients include law firms, insurance companies, healthcare organizations, non-profit organizations, accounting, consulting and finance firms and other organizations throughout the East Coast of the United States. In late 2001, we also began serving clients, primarily law firms, on the West Coast of the United States through our Tempe, Arizona facility. Our clients include many of the largest law firms in the markets we serve. No single client accounted for more than 10% of our consolidated revenues for any of our last three fiscal years.

     In December 2001, the GSA awarded us a Federal Supply Schedule which is effective until January 2006. Federal Supply Schedules are centralized, government-wide acquisition contracts negotiated and awarded by the GSA. These schedules effectively act as fixed-price or time-and-materials contracts, which any United States federal governmental agency may use to purchase services and products at predetermined ceiling prices, terms and conditions. There are no limitations on order size or cumulative order value under such contracts. Under our Federal Supply Schedule, any U.S. federal government agency can buy services directly from us. We have begun marketing our document and information management services to document-intensive federal agencies, such as the Department of Justice and the Internal Revenue Service.

COMPETITION

     The document and information management services industry is highly competitive. With respect to each of our segments, we face competition from the following general categories of businesses:

   - the in-house document management capability of our existing and potential clients;
   - various privately-held regional and local companies; and
   - publicly-held companies such as Sourcecorp Inc. and Lason, Inc., and the document and information management services divisions of larger publicly-held companies such as IKON Office Solutions Inc., Pitney Bowes Management Services, Inc., Xerox Corp. and Iron Mountain Incorporated.

     In each of our segments, we compete primarily on the basis of price, scope and scale of technology, quality of service, reputation for reliability, ability to handle large projects, scope of distribution network, and client service and support. We believe that we generally compete effectively based on these factors, for reasons that include our competitive pricing, our capacity to handle large-volume jobs, our significant investments in technology and the range of document and information management services we offer our clients.

SALES AND MARKETING

     Our sales and marketing efforts target law firms, insurance companies, healthcare organizations, non-profit organizations, accounting, consulting and finance firms and other information intensive businesses of various sizes. As of March 15, 2002, our dedicated sales and marketing force consisted of approximately 35 personnel, including sales managers, account executives and sales assistants. Our sales model employs a three-tiered approach for deploying sales coverage in the geographic areas we serve. Our account executives act as the primary client contacts, supported by sales assistants for larger and more complex jobs. Our sales assistants assist the account executives in day-to-day matters and facilitate interaction between the client and our production departments. We believe this model provides an effective training ground for training and developing qualified account executives, and many of our sales assistants move on to become account executives. Our senior management also participates in our sales and marketing efforts. We generate sales leads through referrals from clients, leveraging off the experience and relationships of our senior management team, responses to requests for proposals, strategic partnerships and alliances with companies that serve similar clients, advertisements in trade journals, as well as through the marketing activities described below. Our account executives receive a fixed salary during their first six months of employment with us, and thereafter their compensation is entirely commission-based.

     Our marketing strategy seeks to make existing and prospective clients aware of the range and level of services we provide, generate leads for our sales force and differentiate us in the information management services industry. Our marketing strategy employs the following targeted sales and marketing activities:

   - we maintain an Internet site which describes our company and the services we offer;
   - using our internal digital printing capabilities, we have developed marketing materials specific to the particular industries we target;
   - we make telephone calls to potential clients in targeted industries; and
   - following our award of a Federal Supply Schedule in December 2001, we have begun responding to certain requests for proposals issued by federal government agencies.

PROPRIETARY INFORMATION

GENERAL

     We regard the systems, processes and know-how underlying our services as proprietary. We rely primarily on a combination of patents, trade secrets, confidentiality agreements and contractual provisions to protect these rights. Our executive and senior-level personnel and software developers typically execute confidentiality agreements upon beginning their employment with us.

PROPRIETARY SOFTWARE PROGRAMS

     We have developed a series of proprietary software programs that we use for processing electronic files. We have developed these programs by combining and adapting existing third-party software applications to meet the particular needs of our business. We currently employ four, full-time software developers and engage other developers on an outsourced basis as needed. These developers maintain and upgrade our existing proprietary programs as necessary, keep track of developments in available third-party software that have potential applications in our industry and work on developing new proprietary programs based on available third-party software. The attributes of the proprietary programs we have developed include the capacity to:

   - organize, print, and search electronic documents using un-attended workstations controlled by a centralized database server; and

   - convert large quantities of electronic documents, email, and email attachments into various electronic formats, or send them directly to high-speed printers.

These programs typically work with existing, off-the-shelf commercial software products used by many of our clients. Used mainly in our imaging segment, these programs have helped us to reduce overhead, lower our employee count, increase production capacity and increase our profit margins.

     We have also developed a proprietary software program that provides Web-based access to databases of electronically stored documents. This system allows our clients to search through a large volume of electronically-stored documents using a Web-based search engine. We are able to customize the interfaces of this program as required by the particular client project and data requirements. We offer the use of this program to clients as an additional service after our imaging segment has processed the applicable data and documents.

PATENTED TECHNOLOGY

     In October 1999, we obtained a patent for our proprietary real-time invoicing and productivity analysis technology, known as Costrax, which enables us to automate certain billing and job tracking functions. Given that many photocopiers and scanners now manufactured have the capability to automatically record billing and job tracking information, Costrax is no longer material to our business. The patent expires October 21, 2017.

ENVIRONMENTAL CONDITIONS

     We are subject to federal, state and local laws, regulations and ordinances that:

   - govern activities or operations that may have adverse environmental effects, such as discharges into the air and water and handling and disposal practices for solid and hazardous wastes; and
   - impose liability for the costs of cleaning up, and certain damages resulting from, past spills, disposals or other releases of solid wastes and hazardous substances.

We are not aware of any adverse environmental conditions at any of the facilities we currently own or operate or have owned or operated in the past that would be likely to have a material adverse effect on our business. We cannot assure you, however, that environmental liabilities will not in the future have a material adverse effect on our business or financial condition.

EMPLOYEES

     We continuously recruit, and train and offer benefits and other incentives to our personnel, in order to develop and retain a qualified and reliable staff. Under our training program, we train our personnel in the use and maintenance of equipment, interpersonal skills and operating procedures. We place a strong emphasis on positive employee relations and engage in team building exercises in furtherance of this goal. We also provide incentives, including a stock option plan, specifically designed to encourage and reward employee performance.

     As of March 15, 2002, we had approximately 810 employees, including approximately 213 imaging personnel, 452 reprographics personnel, 21 digital printing personnel, 35 sales and marketing personnel, 33 customer service/dispatch personnel and 56 corporate administrative and management personnel. Approximately 445 of our employees as of that date were part-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

RISK FACTORS

The following factors could affect our business, financial condition or results of operations.

WE MAY INCUR SUBSTANTIAL COSTS TO KEEP PACE WITH THE LATEST CHANGES IN TECHNOLOGY AND CLIENT PREFERENCES IN OUR INDUSTRY, WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS. IF WE FAIL TO KEEP PACE WITH THESE CHANGES, OUR CURRENT SERVICES MAY BECOME OBSOLETE AND UNMARKETABLE AND WE MAY LOSE CLIENTS AND REVENUE AND HAVE DIFFICULTY ATTRACTING NEW CLIENTS.

     The document and information management services industry is characterized by technological change, evolving client needs and preferences and emerging technical standards. We have committed substantial resources, and expect to commit substantial resources in the future, to purchasing hardware, purchasing or licensing software and training our personnel and clients in the use of new technology. Existing or future hardware, software and other products may be able to convert or manipulate large amounts of documents and information more cost effectively than the products we currently use. We may not be able to obtain or implement these new technologies, or respond to these new needs, preferences and standards, on a cost-effective or timely basis or at all, and our failure to do so could make our current services obsolete and unmarketable and may result in the loss of current and potential clients and revenue. Even if we successfully adapt our services to changing technologies and client preferences, we may incur substantial costs in doing so, and our results of operations may suffer.

IF WE DO NOT EFFECTIVELY MANAGE OUR GROWTH, WE MAY NOT BE ABLE TO CONTROL OUR COSTS AND EFFECTIVELY SERVE OUR CLIENTS.

     We intend to grow by increasing our client base, expanding into new geographic areas and selectively acquiring other businesses. We cannot be sure that our management team will be able to effectively oversee and implement our operating or growth strategies. Further, our growth will continue to place significant demands on management and on our internal systems and controls. We cannot assure you that our management group will be able to effectively direct us through a continued period of significant growth. In addition, we cannot assure you that our current systems will be adequate for our future needs or that we will be successful in implementing new systems or converting existing systems. If we fail to implement these new systems, procedures and controls on a timely and cost effective basis, we may not be able to service our clients' needs, hire and retain new employees, pursue new business, complete future acquisitions or operate our business effectively. Any of these problems associated with expansion could materially and adversely affect our financial condition and results of operations.

CHANGES IN OUR CLIENTS' INDUSTRIES, PARTICULARLY THE LEGAL SERVICES INDUSTRY, COULD MATERIALLY REDUCE THE DEMAND FOR OUR SERVICES AND ADVERSELY AFFECT OUR REVENUE.

     We derive our revenue primarily from document and information intensive industries, particularly law firms, insurance companies, healthcare organizations, non-profit organizations, accounting, consulting and finance firms. Changes in the business activity or practices of any of these client industries, whether due to economic, regulatory, technological or other developments, could result in material reduction in demand for the document and information management services we offer and have a material adverse effect on our revenues. In particular, any decline in the demand for legal services, such as a decline in mergers and acquisitions activity, reduced enforcement of antitrust regulations or a decrease in lawsuits, could materially reduce the demand for our services.

THE UNAUTHORIZED DISCLOSURE OR LOSS OF ANY CONFIDENTIAL OR SENSITIVE INFORMATION IN OUR POSSESSION COULD DAMAGE OUR REPUTATION, ADVERSELY AFFECT OUR OPERATING REVENUES AND SUBJECT US TO LIABILITY.

     A substantial portion of our business involves the handling of documents containing confidential and other sensitive information, and we sometimes enter into confidentiality agreements with our clients obligating us to maintain the confidentiality and security of their documents and information. We cannot assure you that the internal procedures we have established will prevent unauthorized disclosures or loss of this confidential and sensitive information. Any unauthorized disclosures or loss of confidential or sensitive information could result in adverse client reactions, including a failure to pay for our services, negative publicity, loss of future business, and claims against us.

Our insurance may not cover all claims against us or may not adequately protect us from all liability that we may incur. Any of the occurrences described above, or the success of one or more large claims against us that is not covered, or is not entirely covered by our insurance coverage, could materially and adversely affect our business.

ANY INTERRUPTIONS IN OUR OPERATIONS OR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     Certain of our operations are performed at a single location, or depend on continuous computer, electrical, and/or telephone service. As a result, any fire, flood, earthquake, power loss, telephone service loss, problems caused by computer or technology issues, Internet problems or other disruption of our day-to-day operations affecting one or more of our facilities could materially and adversely affect our results of operations. Although we carry general liability insurance coverage, our insurance may not cover all losses or liabilities that we may suffer or incur as a result of any such event or disruption. In addition, our general liability insurance coverage may not continue to be available on reasonable terms or at all. Any uninsured or underinsured loss or liability could have a material adverse effect on our financial condition.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS.

     Our operating results are likely to fluctuate over time, due to a number of factors, many of which are outside of our control. In particular, since our revenue is typically generated on a job-by-job basis, the timing or completion of material jobs could result in significant fluctuations in our results of operations from period to period. As a result, we believe that comparing financial results for one period against another period is not necessarily meaningful, and you should not rely on our results of operations in prior periods as an indication of our future performance.

WE FACE INTENSE COMPETITION IN OUR INDUSTRY. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY OUR BUSINESS WILL SUFFER.

     We cannot assure you that our clients and potential clients will outsource more of their document and information management needs or that such businesses will not bring in-house services that they currently outsource. In addition, many of our competitors have larger client bases, longer relationships with their clients, greater brand or name recognition and significantly larger staffs and financial, technical and marketing resources than we do. Many of our competitors may be in a position to devote greater resources than we can to the development, promotion and sale of their services. Certain of these competitors also operate in broader geographic areas than we do. In the future, we intend to enter new geographic areas and target new industries through internal growth and acquisitions, and we may encounter significant competition from established competitors in each new area.

OUR REVENUES ARE DIFFICULT TO PREDICT AND WE MAY NOT BE ABLE TO REDUCE EXPENSES IF OUR REVENUES DECLINE.

     We typically enter into contracts with our clients on a job-by-job basis and we generally do not have long-term contracts with our clients. As a result, it is difficult to predict our revenues from period to period. If we cannot reduce our expenses as necessary to compensate for unanticipated variations in the number or size of jobs in progress, we may incur unnecessary expenses, which would adversely affect our profitability and financial condition.

MISCALCULATION OF THE TIME OR RESOURCES REQUIRED TO COMPLETE A FIXED-FEE ENGAGEMENT COULD REDUCE THE PROFITABILITY OF, OR RESULT IN A LOSS ON, THE ENGAGEMENT.

     We occasionally enter into contracts with our clients on a fixed-fee, fixed-timeframe basis. If we miscalculate the resources or time needed to complete a fixed-fee engagement, we may need to devote additional resources to the engagement for which we will not receive additional compensation, possibly reducing the profitability of, or resulting in a loss on, the engagement.

POTENTIAL ACQUISITIONS MAY RESULT IN INCREASED EXPENSES, DIFFICULTIES IN INTEGRATING THE ACQUIRED COMPANIES AND DIVERSION OF MANAGEMENT'S ATTENTION.

     We may attempt to grow our business, expand our service offerings and gain access to new markets through strategic acquisitions and investments. Diversion of our management's attention during the acquisition process and the costs incurred in integrating the systems and personnel of the acquired company into our existing operations may adversely affect our results of operations. In addition, our future profitability depends on how effectively we integrate the operations and management of any companies we acquire. Failure to effectively integrate any of the companies we acquire may cause significant operating inefficiencies and adversely affect our profitability.

IF WE CANNOT OBTAIN ADDITIONAL FINANCING IN THE FUTURE ON ACCEPTABLE TERMS, OR AT ALL, WE MAY NOT BE ABLE TO INVEST IN NEW TECHNOLOGIES AND OUR GROWTH MAY SUFFER.

     We may need to raise additional financing in the future in order to invest in new technology, equipment and training, and otherwise grow our business. We cannot be certain that we will be able to obtain additional financing on acceptable terms, if at all, and our failure to obtain additional financing on acceptable terms could adversely affect our growth. If we need additional capital and cannot raise it on acceptable terms, we may not be able to make capital expenditures, invest in new technologies to keep pace with changing client needs and technical standards, acquire additional companies, open or expand offices in the United States, hire and train additional personnel or otherwise expand or grow our business.

     If we elect and are able to obtain additional funding through equity financing, the terms of this financing could be dilutive to our current shareholders. We may also attempt to obtain additional funding through debt financings. Any debt financings may contain restrictive terms that limit our operating flexibility. As a result, either debt or equity financing could have a material adverse effect on our business and financial condition.

OUR FAILURE TO PROTECT OR MAINTAIN OUR PROPRIETARY RIGHTS COULD COST US MONEY, PLACE US AT A COMPETITIVE DISADVANTAGE AND RESULT IN LOSS OF REVENUE AND HIGHER EXPENSES.

     The steps we have taken to protect our proprietary rights may not prevent or deter someone else from using or claiming rights to our intellectual property. Third party infringement or misappropriation of our trade secrets, patents or other proprietary information could cost us money, place us at a competitive disadvantage, require us to incur legal expenses, distract our management and result in loss of revenue and higher expenses. We also cannot assure you that we will be able to prevent the unauthorized disclosure or use of our proprietary know-how, systems and processes if any of our officers or other employees leave us. In addition, although we believe that our proprietary rights do not infringe on the proprietary rights of others, other parties may claim that we have violated their proprietary rights. These claims, even if not true, could result in significant legal and other costs and may distract our management.

     We license most of the software that we use to run our business from various vendors. If these vendors assert claims that we or our clients are infringing on their software or related intellectual property, we could incur substantial costs to defend these claims. In addition, if any of our vendors' infringement claims are ultimately successful, our vendors could require us:

   - to cease selling or using products or services that incorporate the challenged software or technology;
   - to obtain a license or additional licenses from our vendors; or
   - to redesign our products and services which rely on the challenged software or technology.

ITEM 2. PROPERTY.

     In January 2002, we completed the move of our principal executive offices and Virginia production center to 832 North Henry Street, Alexandria, Virginia. We own this facility, which covers approximately 68,550 square feet, 55,800 of which is available for office and production space. We also lease facilities totaling approximately 72,360 square feet, in:

   - Atlanta, Georgia;
   - Gaithersburg, Maryland;
   - New York City, New York;
   - Philadelphia, Pennsylvania; and
   - Tempe, Arizona.

All of these facilities are principally used for operations and general administrative functions. We from time to time lease additional space on a short-term basis to facilitate higher workloads and specific requests from clients. The leases extend for terms of between one and nine years and expire from 2003 to 2011.

     Of the approximately 140,910 square feet that we own and lease, approximately 23,460 square feet are utilized for our imaging segment, approximately 48,600 square feet are utilized for our reprographics segment, approximately 23,325 square feet are utilized for our digital printing segment and approximately 45,525 square feet are utilized for corporate and other purposes.

     As of March 15, 2002, we also operated at a client location pursuant to our remaining facilities management contract.

ITEM 3. LEGAL PROCEEDINGS.

     We are, from time to time, a party to legal proceedings arising in the normal course of our business. We believe that none of the legal proceedings currently outstanding will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

     During the fourth quarter of the year ended December 31, 2001, no matters were submitted to a vote of our securityholders.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

(a)  Market Information.

     The following table shows the high and low sales prices per share of our common stock by quarter during 2000 and 2001. Our common stock trades on the Nasdaq Small Cap Market under the symbol "ONSS." The Common Stock Purchase Warrants (symbol "ONSSW") expired in July 2001, in accordance with the original terms of issuance. As a result the Units (symbol "ONSSU") comprised of two shares of Common Stock and one Common Stock Purchase Warrant were no longer listed on the Nasdaq Small Cap Market.

-----------------------------------------------------------------------------------------------------------
                                  COMMON STOCK                  WARRANTS                    UNITS
===========================================================================================================
Quarter Ended:                 HIGH           LOW          HIGH          LOW          HIGH          LOW
-----------------------------------------------------------------------------------------------------------
            March 31, 2000     $6.38         $1.38        $2.56         $0.25        $14.00        $3.00
-----------------------------------------------------------------------------------------------------------
             June 30, 2000      5.25          2.63         1.69          0.75         10.88         6.75
-----------------------------------------------------------------------------------------------------------
        September 30, 2000      4.13          2.22         0.88          0.16          8.50         5.00
-----------------------------------------------------------------------------------------------------------
         December 31, 2000      3.06          1.25         0.38          0.13          6.00         2.75
-----------------------------------------------------------------------------------------------------------
            March 31, 2001      2.06          1.13         0.28          0.05          5.22         2.63
-----------------------------------------------------------------------------------------------------------
             June 30, 2001      2.28          1.05         0.19          0.01          4.50         2.00
-----------------------------------------------------------------------------------------------------------
        September 30, 2001      3.16          1.71         0.05          0.02          5.55         4.75
-----------------------------------------------------------------------------------------------------------
         December 31, 2001      3.65          1.83            -             -             -            -
-----------------------------------------------------------------------------------------------------------

(b)  Holders.

     The number of record holders of our common stock as of December 31, 2001 was 33. We believe that in excess of 1,400 beneficial owners hold such shares of common stock in depository or nominee form.

(c)  Dividends.

     We have not paid dividends on our common stock and do not intend to pay dividends on our common stock in the foreseeable future. Instead, we currently intend to retain our earnings to finance the expansion of our business and for general corporate purposes. Our Board of Directors has the authority to declare and pay dividends on the common stock at any time, in its discretion, as long as there are funds legally available for that distribution. Our line of credit with Wachovia Bank prohibits the payment of dividends without the lender's consent.

(d)  Unregistered Sales of Securities

     None.

ITEM 6. SELECTED FINANCIAL DATA

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

                                                                          YEARS ENDED DECEMBER 31,

                                                 2001             2000              1999             1998              1997
                                            ------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
-------------------------------
Revenue                                       $39,460,153       $35,489,911      $26,670,903       $25,965,723      $21,138,948
Cost of revenue                                26,282,163        24,457,491       19,368,458        21,713,453       15,293,617
                                              -----------       -----------      -----------       -----------      -----------

Gross profit                                   13,177,990        11,032,420        7,302,445         4,252,270        5,845,331
Selling                                         3,567,748         3,706,762        2,703,755         2,645,776        2,401,691
Administrative                                  6,078,501         4,606,426        3,742,909         3,025,825        2,226,103
Merger Related Costs                                    -           330,807                -                 -                -
                                            ------------------------------------------------------------------------------------

Income (loss) from operations                   3,531,741         2,388,425          855,781        (1,419,331)       1,217,537
                                            ------------------------------------------------------------------------------------
Other income (expense)                         (1,286,213)         (523,990)         123,158            (7,282)          54,718

Income (loss) before income taxes               2,245,528         1,864,435          978,939        (1,426,613)       1,272,255
Income tax expense (benefit)                      950,468           922,022          189,000          (429,000)         551,182
                                            ------------------------------------------------------------------------------------

Net income (loss)                             $ 1,295,060       $   942,413      $   789,939       $  (997,613)     $   721,073
                                            ------------------------------------------------------------------------------------

Earnings (loss) per share
Basic                                         $      0.25       $      0.19      $      0.16       $     (0.21)     $      0.15
Diluted                                       $      0.24       $      0.18      $      0.16       $     (0.21)     $      0.15

Weighted Average Shares Outstanding
Basic                                           5,032,076         4,870,825        4,838,727         4,818,220        4,794,705
Diluted                                         5,178,452         5,320,943        4,909,924         4,818,220        4,947,203

                                                                                 AS OF DECEMBER 31,
                                            ------------------------------------------------------------------------------------

                                                 2001             2000              1999             1998              1997
                                            ------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Working capital                               $ 1,159,890       $   260,906      $ 3,496,846       $ 3,181,400      $ 4,577,446
Total assets                                   25,158,928        28,079,231       11,649,129        10,951,210       12,239,083
Current Liabilities                             7,991,460        11,501,179        3,695,246         3,326,752        3,468,759
Long-term Debt                                  7,030,794         8,097,810          528,687         1,169,454        1,094,444
Stockholders' equity                            9,545,315         7,852,989        6,944,019         6,135,911        7,092,987
                                            ------------------------------------------------------------------------------------

QUARTERLY RESULTS

     The following table sets forth quarterly financial data as reported by the Company on its Quarterly Reports on Form 10-Q, for years 2000 and 2001.

                             ON-SITE SOURCING, INC.
                        SELECTED QUARTERLY FINANCIAL DATA
                                    UNAUDITED

                                    MARCH 31,    JUNE 30,    SEPT 30,   DEC 31,    MARCH 31,    JUNE 30,    SEPT 30,    DEC 31,
                                       2000        2000        2000      2000         2001        2001        2001        2001
                                    -----------------------------------------------------------------------------------------------
Revenue                                9,772,365   8,681,120  7,967,584  9,068,842    9,449,649  10,332,382  10,609,923  9,068,199
Costs and expenses
Cost of sales                          5,999,605   5,793,342  6,030,322  6,634,222    6,362,965   6,653,651   6,963,741  6,301,806
                                    -----------------------------------------------------------------------------------------------
                                       3,772,760   2,887,778  1,937,262  2,434,620    3,086,684   3,678,731   3,646,182  2,766,393
                                    -----------------------------------------------------------------------------------------------
Selling expense                          910,230     984,402    625,892  1,186,238      897,377     901,073   1,053,949    715,349
Administrative expense                 1,080,301   1,106,118  1,132,396  1,287,611    1,422,004   1,652,773   1,522,702  1,481,022
Merger Related Costs                           -           -          -    330,807            -           -           -          -
                                    -----------------------------------------------------------------------------------------------
                                       1,990,531   2,090,520  1,758,288  2,804,656    2,319,381   2,553,846   2,576,651  2,196,371
                                    -----------------------------------------------------------------------------------------------
Income (loss) from operations          1,782,229     797,258    178,974   (370,036)     767,303   1,124,885   1,069,531    570,022
Other income (expense)
Other income                               2,335       4,304      9,503     71,909       72,690      81,211      82,771     86,094
Other expense                           (147,644)    (60,722)  (122,871)  (280,804)    (397,813)   (441,763)   (461,545)  (307,858)
                                    -----------------------------------------------------------------------------------------------
                                        (145,309)    (56,418)  (113,368)  (208,895)    (325,123)   (360,552)   (378,774)  (221,764)
                                    -----------------------------------------------------------------------------------------------
Income (Loss) before income taxes      1,636,920     740,840     65,606   (578,931)     442,180     764,333     690,757    348,258
Income tax (benefit) expense             652,000     294,800     25,198    (49,976)     200,000     344,100     280,575    125,793
                                    -----------------------------------------------------------------------------------------------
Net (Loss) Income                        984,920     446,040     40,408   (528,955)     242,180     420,233     410,182    222,465
                                    -----------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. Such statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the factors identified in Part I,
Item 1 of this Report. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

GENERAL

     On-Site was originally incorporated in Virginia in December 1992, and changed its state of incorporation to Delaware in January 1996. We began providing reprographic and facilities management services in June 1993. In November 1996, we also began providing imaging and scanning services. In April 2000, we began providing commercial printing services utilizing digital printing technology.

     Today, we provide document and information management services through our facilities in the greater Atlanta, Baltimore, New York City, Philadelphia and Washington, D.C. metropolitan areas, and also serve clients on the West Coast through our Tempe, Arizona facility. We help clients in information-intensive industries manage large volumes of documents and information, allowing them to concentrate on their core business operations. Our target clients typically generate large volumes of documents and information and require specialized processing, distribution, storage, and retrieval of these documents and the information they contain. Our typical clients include law firms, insurance companies, healthcare organizations, non-profit organizations, accounting, consulting and finance firms and other organizations throughout the East Coast of the United States. We have also begun to serve law firms on the West Coast of the United States through our facility in Tempe, Arizona.

     We have three significant operating segments -- imaging, reprographics and digital printing -- each of which is described above under "Item 1. Business." Our imaging services accounted for approximately 8%, 27% and 29% of our consolidated revenues for the years ended December 31, 1999, 2000 and 2001, respectively. Our reprographic services accounted for approximately 76%, 59% and 57% of our consolidated revenues for the years ended December 31, 1999, 2000 and 2001, respectively. Our digital printing services accounted for approximately 5% and 7% of our consolidated revenues for the years ended December 31, 2000 and 2001, respectively. Segment disclosures are presented in Note 4 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

     Prior to 2002, we also operated an additional segment, facilities management services, which involved the on-premises management of a client's support services, including mailroom operations, facsimile transmission, records and supply room management and copying services. In December 2001, we terminated several contracts related to our facilities management division and exited this segment. We currently have one ongoing facilities management engagement. We do not intend to enter into any additional facilities management engagements. The termination of these facilities management contracts is expected to eliminate approximately $125,000 in yearly losses and increase our focus on more profitable business segments. Revenues for the years 1999, 2000 and 2001 from our facilities management segment totaled $3.2 million, $3.0 million and $2.6 million, respectively, and accounted for approximately 12%, 9% and 6% of our consolidated revenues for such years, respectively. In addition, in 1999 we sold our information technology division.

     We derive our revenues primarily from our imaging, reprographics, and digital printing segments. We collect revenues from these segments on a per job basis. Our customers generally retain us on a job-by-job basis. We typically do not have material contracts that commit a customer to use our services on a long-term basis. Revenue is recognized upon completion of a job.

     Our billing methodology for imaging services depends on the type of service provided. For scanning and blowback printing, we typically charge the client on a per-page basis. For coding, we typically charge the client on a per-page basis and according to the number of fields coded on each page. We generally bill services involving data extraction, manipulation, indexing, formatting and similar services on a per file basis. For our data storage services, we typically charge the client a fee based on the amount of data to be stored and length of storage, as well as licensing fees for the third-party software applications we use to store and retrieve the data. We generally bill for our photocopying services on a page-by-page basis, depending on the level of difficulty involved in the photocopying, and for our other reprographics-related services on a time and materials basis. We typically bill printing services on a time and materials basis, depending on several factors, including whether the work involves electronic or print press printing, quantity of items printed, number of colors involved in the printing, quality of paper used and graphic design time.

     Revenues from our segments vary from period to period depending on the volume and size of work orders received. Our revenues can vary from period to period due to the impact of specific large jobs. Currently, we derive our revenues primarily from law firms. As a result of the slow-down in activity that our clients generally experience during the months of August and December, we typically experience lower revenues during those months. As we continue to diversify our service offerings and continue expanding into other markets, including healthcare, insurance, and government, we expect the period-to-period fluctuations in our revenues to decrease.

     Cost of sales includes expenses related to compensation and benefits to employees, occupancy costs, equipment costs, supplies, and other costs, which are directly related to providing goods and services to our clients.

     Selling expense includes commissions, salaries and related travel, entertainment and other costs related to our sales staff.

     Administrative expense consists primarily of compensation and related benefits to executive management, accounting, human resources, and other administrative employees, communications costs, insurance costs, legal and accounting professional fees, and other costs incurred to provide support to our operating segments.

RECENT EVENTS

     In January 2002, the Company completed the relocation of its Arlington, Virginia production facilities and headquarters to Alexandria, Virginia. The Company purchased the property in Alexandria, Virginia in November 2000, for a total purchase price of approximately $7.5 million, including a cash expenditure of approximately $1.7 million and a related mortgage of approximately $5.8 million. As a result of holding the Alexandria property during 2001 in addition to leasing its Arlington location, the Company incurred significant costs for maintaining both locations. The Company expects to realize approximately $250,000 in cost savings in 2002 as result of the purchase.

SIGNIFICANT DEVELOPMENTS - FISCAL YEAR 2001

     During October 2001, the Company opened an office in Tempe, Arizona. The opening of the Arizona office is consistent with the Company's strategy of geographic expansion. The Arizona office is expected to provide significant additional selling opportunities and allow for market penetration into the West Coast.

     In December 2001, the GSA awarded us a Federal Supply Schedule which is effective until January 2006. Federal Supply Schedules are centralized, government-wide acquisition contracts negotiated and awarded by the GSA. Under our Federal Supply Schedule, any U.S. federal government agency can buy services directly from us. We have begun marketing our document and information management services to document-intensive federal agencies, such as the Department of Justice and the Internal Revenue Service.

SIGNIFICANT DEVELOPMENTS - FISCAL YEAR 2000

     In July 2000, the Company signed a definitive merger agreement with U.S. Technologies Inc. pursuant to which U.S. Technologies would acquire the Company. As a result of entering into the merger agreement, the Company incurred expenses of $330,807, including legal fees and costs associated with the preparation of a fairness opinion directly related to the due diligence of the transaction. On April 2, 2001, the Company terminated the merger agreement with U.S. Technologies. As a result of the termination, the Company wrote off, during the fourth quarter of 2000, these expenses related to the proposed merger.

     During 2000, the Company acquired two digital printing businesses and began providing full color digital printing and graphic services to both existing and new customers. The Company acquired Legend Lithographic, Inc and Pseudon Communications, Inc. in April 2000, for cash consideration of $438,172 and assumption of $231,461 in liabilities. The Company acquired Duplicating & Design Inc. in September 2000, for cash consideration of $274,412. In connection with this acquisition, the Company also made a subsequent payment of $233,333 on the first anniversary of the acquisition and is required to make an additional payment of $233,333 on the second anniversary of the acquisition. Revenues from the acquired business, classified as our digital printing segment, were $3.0 million and $1.9 million for the years ended 2001 and 2000, respectively.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

REVENUE

     Revenues increased $4.0 million or 11%, to $39.5 million in 2001 from $35.5 million in 2000. The increase resulted from an increase in demand for our services in all three of our business segments as a result of hiring additional sales staff and additional market penetration into legal, insurance, and heath care markets. The revenue increase in 2001 was offset by a general decrease in demand for our services immediately following the September 11, 2001 terrorist attacks. Revenues and increases by segment are as follows:

     Digital printing revenues increased $1.1 million or 60% to $3.0 million from $1.9 million in 2000. Imaging revenues increased $1.9 million or 20% to $11.4 million from $9.5 million in 2000. Reprographics revenues increased $1.5 million or 7% to $22.6 million from $21.1 million in 2000.

     The imaging segment, which accounted for 29% of our revenue in 2001, plays an important role in the Company's future growth. As the needs of our clients shift from traditional reprographic document management solutions to more technology-based solutions, we expect imaging revenues as a percentage of total Company revenues to increase. In the future, as clients shift to imaging, we expect a decrease in reprographic revenues. However, we do not expect a significant decrease in our reprographic revenues in the short term if our efforts to expand into new markets, including national markets, are successful.

     As discussed previously, the Company during 2001, opened a new office in Tempe, Arizona and was awarded a GSA Federal Supply Schedule, under which any U.S. federal government agency can buy services directly from us. We expect these initiatives to expand the potential markets for our services.

GROSS PROFIT

     Gross profit increased $2.1 million, or 19%, to $13.2 million in 2001 from $11.0 million in 2000, largely due to the increases in revenue and improvements in gross profit margins. Gross profit as percentage of sales increased from 31% in 2000 to 33% in 2001. The increase is attributable in part to improved management of our labor force by increasing utilization of part-time workers, compared to full-time workers, to handle peak demand periods. As a result, the Company incurred significantly lower labor costs, as a percentage of revenues, in 2001 compared to 2000. Other factors contributing to the increase in gross profit include higher profit margins attributable to the Company's imaging segment, which accounted for a higher percentage of total revenues in 2001 compared to 2000, as compared to margins in our reprographics and digital printing segments, and efficiencies achieved as a result of spreading increased revenues over certain fixed costs. Gross profit was negatively impacted by a loss of $734,486 incurred in the Company's digital printing operations. As and to the extent the digital printing operations become profitable, the Company expects that this will have a favorable impact on gross profits.

SELLING AND ADMINISTRATIVE EXPENSE

     Selling expense as a percentage of revenues decreased from 10% in 2000 to 9% in 2001. The decrease is attributable to a larger percentage of "house" accounts, or accounts under which no account executives are assigned, on which no commissions are paid.

     Administrative expense increased $1.5 million to $6.1 million in 2001 compared to $4.6 million in 2000. This increase is due to the significant investments in people and equipment we made in 2001 in order to prepare for anticipated future growth. Key factors which contributed to the increase include the following:

      - Approximately $700,000 of our 2001 administrative expenses consist of increases in administrative salaries and wages as a result of the two acquisitions completed during the second and third quarter of 2000, additional administrative personnel hired to support the growth and the expansion of our imaging services to Georgia and New York, and additions of corporate administrative and management personnel;

      - Approximately $240,000 of our 2001 administrative expenses related to a severance payment to our former Director of Sales & Marketing who resigned in May 2001;

      - Approximately $220,000 of our 2001 administrative expenses consisted of bonus payments, used to reward and motivate employees for meeting certain performance objectives; and

      - Approximately $165,000 of our 2001 administrative expenses consisted of increases in depreciation costs related to the purchase of computer and other information technology equipment used to manage our computer network and process administrative functions in our imaging and digital printing segments and our accounting/human resources departments.

OTHER INCOME AND EXPENSE

     Other income increased by $234,715 to $322,766 in 2001 from $88,051 in 2000. The increase is primarily due to rental income in the amount of $277,244 for 2001 as a result of subletting the property purchased in Alexandria, Virginia. In January 2002, the Company relocated its Virginia production center and headquarters to this Alexandria facility. The Company does not expect any significant rental income in 2002.

     Other expense increased by $996,938 to $1.6 million in 2001 from $612,041 in 2000. Other expense is comprised of interest expense, loss on disposal of assets, and expenses related to the Alexandria, Virginia property:

      - Interest expense (excluding mortgage expense, which is separately discussed below) increased by $222,209 to $637,445 in 2001 from $415,236 in 2000. Approximately $161,522 of the increase is due to higher utilization of the Company's line of credit in 2001, and approximately $60,686 of the increase is due to additional financing arrangements entered into by the Company in connection with the acquisition of digital printing equipment in 2000.

      - Loss on disposal of assets totaled $141,531 for 2001 compared to $86,185 in 2000. The 2001 disposals related to the write-off of certain non-performing, fixed assets.

      - The Company incurred $830,003 and $88,510, in 2001 and 2000, respectively, in expenses related to the Alexandria, Virginia property. Of these amounts, $557,591 and $66,403, respectively, represented interest expense incurred in connection with the mortgage on the property. The remaining amounts, $272,412 and $22,108, respectively, were expenses related to the ownership and maintenance of the property. For the year ending December 31, 2002, expenses incurred in maintaining the property will be included as part of the Company's operating expenses.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

REVENUE

     Revenue increased $8.8 million or 33%, to $35.5 million in 2000 from $26.7 million in 1999. The increase resulted from an increase in imaging revenues and revenues from our acquisitions completed in the year 2000.

     Imaging revenues increased 327% or $7.3 million, from $2.2 million for the year ended December 31, 1999 to $9.5 million for the year ended December 31, 2000. The increase in imaging revenues is a result of the investment and commitment the Company has placed in the imaging segment in response to the shift from traditional paper based files to digital and/or electronic files.

     Revenues of $1.9 million were achieved as a result of the acquisitions of Legend Lithograph, Pseudon Communications, and Duplicating & Design, which were completed in 2000.

     1999 included $979,000 in revenues generated from the Company's information technology division, which was sold in September 1999.

GROSS PROFIT

     Gross profit increased $3.7 million, or 51%, to $11.0 million in 2000 from $7.3 million in 1999. Gross profit as a percentage of sales increased 4%, from 27% for the year ended December 31, 1999 to 31% for the year ended December 31, 2000. The increase was due to revenues from our imaging services division, which contributes higher margins compared to reprographics, printing, and facilities management segments, accounting for a higher percentage of total revenues in 2000 compared to 1999.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling expenses, as a percentage of revenues, remained relatively constant for the year ended December 31, 2000 compared to the year ended December 31, 1999. As a percentage of revenues, selling expense was 10% for both years ended December 31, 2000 and 1999, respectively.

     Administrative expenses increased from $3.7 million in 1999 to $4.6 million in 2000. The increase is due to increased administrative staffing related to the two acquisitions completed in 2000, increased staffing in accounting and human resources to handle the revenue growth experienced by the company, and expenditures related to the maintenance and development of the Company's information technology infrastructure.

MERGER RELATED COSTS

     As described above, during the fourth quarter of 2000 the Company expensed $330,807 in merger-related expenses as a result of the termination of the merger agreement with U.S. Technologies.

OTHER INCOME AND EXPENSES

     Other income decreased in the year 2000 by $260,003, from $348,054 in 1999 to $88,051 in 2000. Of the $88,051 in other income reported for 2000, approximately $70,000 was related to rental income received as a result of subletting the property in Alexandria, Virginia. The remainder of other income for 2000, approximately $18,000, included miscellaneous refunds and credits. Other income for 1999 of $348,054 includes a gain of $270,000 realized as a result of the sale of the Company's information technology division, insurance proceeds of $23,000, representing proceeds on amounts previously written off, a $42,000 gain on the sale of copy equipment, and other miscellaneous items totaling approximately $13,000.

     Other expense increased in the year 2000 by $387,145, to $612,041 compared to $224,896 in the year 1999. Other expense for 2000 included expenses of $88,510 related to expenses for the Alexandria, Virginia property, $108,295 in early termination fees and the write-off of certain leasehold improvements related to the Company relocating its Atlanta, Georgia facility to a less expensive facility, and $415,236 in interest and interest related fees (excluding mortgage expenses, which are included in the discussion of the Alexandria property expenses above).

INCOME TAX EXPENSE (BENEFIT)

     During 1999, the Company utilized net operating loss carry forwards totaling approximately $1.8 million, which effectively offset net taxable income. The Company recorded a deferred tax expense for 1999 of $189,000. During 2000, the remaining net operating loss carry forwards were not sufficient to fully offset taxable net income, resulting in a current tax liability of $583,552 and a deferred tax liability of $338,470.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our expansion and growth by utilizing internally generated cash flow, long-term financing, and a commercial line of credit. We anticipate that the cash flow from operations and our line of credit will be sufficient to meet our expected cash requirements for the next twelve months. There can be no assurances that unforeseen events may not require more working capital than we have at our disposal. As of December 31, 2001, we had approximately $3,000 in cash and cash equivalents and working capital of approximately $1.2 million.

     In order to provide additional working capital to fund our growth and expansion, we entered into an amended and restated working capital line of credit with First Union - Wachovia Bank in May 2001. Outstanding borrowings under the line of credit at any given time cannot exceed the lesser of $7.0 million or the aggregate amount of eligible accounts receivable, which are generally defined as 75% of accounts receivable less than 120 days old. Amounts outstanding under the line of credit bear interest at the lesser of the bank's prime rate of interest or the 30-day LIBOR rate plus 2.25%. The line of credit, which expires May 31, 2002, requires us to comply with certain financial covenants, including a requirement that we maintain a minimum net worth (as defined in the agreement) of $6,000,000. At December 31, 2001, advances totaling $3,120,166 were outstanding under the line of credit, our remaining availability under the line of credit was approximately $1,300,000 and our net worth, as defined under the agreement, was $8,638,764. The Company expects to renew the line of credit arrangement in May 2002, for an additional year.

     In November 2000, the Company entered into a mortgage note payable in the amount of $5,800,000 with First Union -- Wachovia Bank. The mortgage is in relation to the purchase of the Alexandria, Virginia property. Under the terms of the note, the Company is required to make monthly principal and interest payments in the aggregate amount of $60,495 for a period of seven years. At the end of the seven-year period in October 2007, the Company is required to make a lump-sum payment of $4,155,254. In order to address interest rate fluctuations, the Company entered into interest rate swap agreement under which the interest rate is fixed at 9.48%.

     In addition to the line of credit and mortgage note agreement, we have obtained purchase money financing for certain equipment and vehicles in an aggregate amount of $2.5 million as of December 31, 2001. These notes are secured by the equipment and vehicles, accrue interest at rates ranging from 4.34% to 10.25 % per annum and mature at various times between 2001 and 2008. The weighted average interest rate of the amounts outstanding under these notes as of December 31, 2001 was approximately 6.25% per annum. Detailed information regarding the various financing arrangements is presented in Note 6 of Notes to Financial Statements included in this Annual Report on Form 10-K.

     The Company relies for its short-term liquidity on its line of credit, the availability of which depends on the Company's accounts receivable balances, and cash flows from operations. The Company may experience an inability to meet its capital requirements if any one or a combination of the following occur:
Significant losses from operations, significant decrease in revenues, default of certain line of credit covenants such the requirements that the Company maintain a minimum net worth, causing the line of credit to be due on demand, or the default by customers or a group of customers with significant account receivable balances owed to the Company.

     In order to meet its capital requirements, the Company may seek additional sources of financing. These may include collateral based loans, and capital and operating leases.

     The following summarizes our obligations, as of December 31, 2001, and commitments to make future payments (principal and interest) under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. We expect to fund such obligations from cash generated from operating activities and funding from our line of credit.

--------------------------------------------------------------------------------------------------------
                                                      PAYMENTS DUE BY PERIOD
--------------------------------------------------------------------------------------------------------
      Contractual                               Less Than         1-3            4-5           After 5
      Obligations                Total            1 Year         Years          Years          Years
--------------------------------------------------------------------------------------------------------
Line of Credit                 3,120,166         3,120,166              -              -              -
--------------------------------------------------------------------------------------------------------
Building Mortgage              8,450,400           725,940      2,177,820      1,391,385      4,155,255
--------------------------------------------------------------------------------------------------------
Long-Term Debt                 7,238,824           867,938      1,370,278      5,000,608              -
--------------------------------------------------------------------------------------------------------
Capital Lease Obligations        288,921           153,253        135,668              -              -
--------------------------------------------------------------------------------------------------------
Operating Lease, Rental        6,822,682         1,828,002      3,651,047      1,343,633              -
& Lease Commitments
--------------------------------------------------------------------------------------------------------
Other Long-Term Obligations      483,333           483,333              -              -              -
--------------------------------------------------------------------------------------------------------
Total Contractual Cash        26,404,326         7,178,632      7,334,813      7,735,626      4,155,255
Obligations
--------------------------------------------------------------------------------------------------------

     Net cash flow from operating activities increased by $5.7 million to $5.5 million in 2001 compared to a deficit of $197,500 in 2000. The increase is a result of improved collections on the Company's account receivable balances. The efficiency in collecting accounts receivable balances has a significant effect on the Company's cash flow from operations.

     Net cash flows used in investing activities decreased $2.3 million to $2.0 million in 2001 compared to $4.5 million in 2001. The decrease is due to capital expenditures for significant purchases of digital printing equipment in 2000. The Company anticipates that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business, including costs related to our anticipated geographic expansion, investment in high-end data storage equipment, and leasehold improvements related to our Alexandria, Virginia facility. We anticipate our capital expenditures for 2002 will be between $2.0 million and $3.0 million. We expect to fund such capital expenditures with cash generated from operating activities and funding from our line of credit.

CRITICAL ACCOUNTING POLICIES

     In determining the Company's accounts receivable reserves, the Company estimates amounts that may be uncollectible as a result of an allowance granted to a customer or write-off due to bad debt. The Company determines this reserve based on what it believes is uncollectible based on prior business trends and communications with our customers. As of December 31, 2001 the Company had an established reserve of approximately $350,000 with a corresponding accounts receivable balance of $8.5 million. The Company believes the established allowance is sufficient to account for any write-offs that may potentially occur. The allowance is reviewed and adjusted on a quarterly basis to ensure adequacy. In the event of a significant adjustments and/or default from one or several of our customers, our accounts receivable reserves may prove insufficient, and we may incur an additional expense in order to replenish our reserve balances.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and other Intangible Assets." Upon the adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company will adopt the provisions of SFAS No. 142 on January 1, 2002. The Company will complete its assessment of goodwill impairment by June 30, 2002. The impact of an impairment, if any determined during such assessment, would be recorded as a cumulative effect of a change in accounting principle during the first quarter of fiscal 2002.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     We believe our market risk exposure with regard to our financial instruments is limited to changes in interest rates. Based upon the composition of our variable rate debt outstanding at December 31, 2001, which is primarily borrowings under the working capital line of credit, we do not believe that a hypothetical increase in the bank's prime rate of interest or the 30-day LIBOR rate would be material to net income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is included in Item 14 of this Form
10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's independent auditors.

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this Item will be included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption Directors and Executive Officers which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2001, and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

     The information required by this Item will be included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption Executive Compensation which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2001, and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption Security Ownership of Certain Beneficial Owners and Management which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2001, and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption Certain Relationships and Related Transactions which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2001, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

        The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this Report.

                                                                                         Page
Report of Independent Auditors........................................................... F-2

Financial Statements:

Balance Sheets as of December 31, 2001 and 2000.......................................... F-3

Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999............ F-4

Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999.. F-5

Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999............ F-6

Notes to Financial Statements............................................................ F-8

(a)(2)  Financial Statement Schedules

        All Schedules are omitted because the required information is inapplicable or it is presented in the Financial Statements or the notes thereto.

(a)(3)  Exhibits

        The Exhibit Index is incorporated herein by reference.

(b)     Reports on Form 8-K

        There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 2001.

(c)     Exhibits

        The exhibits required by this item are listed in the Exhibit Index.

(d)     Financial Statement Schedules

        See Item 14(a)(2).

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on this 29th day of March 2002.

                                      ON-SITE SOURCING, INC.

                                      By: /s/ CHRISTOPHER J. WEILER
                                         --------------------------------------
                                             Christopher J. Weiler
                                             President, Chief Executive Officer
                                             and Director

     Each person whose signature appears below constitutes and appoints Christopher J. Weiler and Jason Parikh as his or her true and lawful attorneys-in-fact each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

     In accordance with the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Date: March 29, 2002                     By: /s/ CHRISTOPHER J. WEILER
                                         --------------------------------------------------------
                                         Christopher J. Weiler
                                         President, Chief Executive Officer and Director
                                         (Principal Executive Officer)

Date: March 29, 2002                     By: /s/ JASON PARIKH
                                         --------------------------------------------------------
                                         Jason Parikh
                                         Chief Financial Officer and Secretary
                                         (Principal Financial and Accounting Officer)

Date: March 29, 2002                     By: /s/ CLIFFORD KENDALL
                                         --------------------------------------------------------
                                         Clifford Kendall
                                         Director and Chairman of the Board

Date: March 29, 2002                     By: /s/ MICHAEL D. BRANT
                                         --------------------------------------------------------
                                         Michael D. Brant
                                         Director

Date: March 29, 2002                     By: /s/ JORGE R. FORGUES
                                         --------------------------------------------------------
                                         Jorge R. Forgues
                                         Director

Date: March 29, 2002                     By: /s/ MICHAEL MEYER
                                         --------------------------------------------------------
                                         Michael Meyer
                                         Director

Date: March 29, 2002                     By: /s/ CHARLES B. MILLAR
                                         --------------------------------------------------------
                                         Charles B. Millar
                                         Director

Date: March 29, 2002                     By: /s/ DENIS SEYNHAEVE
                                         --------------------------------------------------------
                                         Denis Seynhaeve
                                         Director


                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                             ON-SITE SOURCING, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

                             On-Site Sourcing, Inc.

                                TABLE OF CONTENTS
                                                                                  PAGE
INDEPENDENT AUDITORS' REPORT                                                       F-2

FINANCIAL STATEMENTS

         BALANCE SHEETS                                                            F-3

         STATEMENTS OF INCOME                                                      F-4

         STATEMENTS OF STOCKHOLDERS' EQUITY                                        F-5

         STATEMENTS OF CASH FLOWS                                                  F-6

         NOTES TO FINANCIAL STATEMENTS                                             F-8

                       [REZNICK FEDDER & SLIVERMAN LOGO]
            Certified Public Accountants - A Professional Corporation

4520 East West Highway - Suite 300 - Bethesda, Maryland 20814-3319 - Phone (301)
                          652-9100 - Fax (301) 652-1848

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
On-Site Sourcing, Inc.

     We have audited the accompanying balance sheets of On-Site Sourcing, Inc., as of December 31, 2001 and 2000, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of On-Site Sourcing, Inc., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman

Bethesda, Maryland
January 31, 2002

                             On-Site Sourcing, Inc.

                                 BALANCE SHEETS

                           December 31, 2001 and 2000

                                                                                            2001                     2000
                                                                                     ---------------         ----------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                         $        3,282           $        3,428
   Accounts receivable, net                                                               8,103,379                9,762,093
   Prepaid supplies                                                                         611,988                  677,771
   Prepaid expenses                                                                         242,818                  471,764
   Prepaid income taxes                                                                      38,303                  715,674
   Notes receivable, current portion                                                        151,580                  131,355
                                                                                     ---------------         ----------------
             Total current assets                                                         9,151,350               11,762,085

PROPERTY AND EQUIPMENT, net                                                              14,933,769               15,024,026
OTHER ASSETS
   Note receivable, net of current portion                                                        -                  117,753
   Goodwill, net                                                                            906,551                1,011,944
   Other assets                                                                             167,258                  163,423
                                                                                     ---------------         ----------------
             Total assets                                                            $   25,158,928           $   28,079,231
                                                                                     ===============         ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Line of credit                                                                    $    3,120,166           $    5,809,598
   Current portion of long-term debt                                                      1,314,396                1,401,184
   Accounts payable                                                                       2,759,191                3,149,926
   Accrued and other liabilities                                                            738,972                  853,986
   Deferred income taxes                                                                     58,735                  286,485
                                                                                     ---------------         ----------------
             Total current liabilities                                                    7,991,460               11,501,179

NONCURRENT LIABILITIES
   Long-term debt, net of current portion                                                 7,030,794                8,097,810
   Deferred rent                                                                            217,143                  189,177
   Deferred income taxes                                                                    374,216                  438,076
                                                                                     ---------------         ----------------
             Total liabilities                                                           15,613,613               20,226,242

COMMITMENTS AND CONTINGENCIES                                                                     -                        -

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, 20,000,000 shares
       authorized; 5,254,259 and 5,057,215 shares issued and outstanding                     52,543                   50,572
   Preferred stock, $.01 par value, 1,000,000 shares
       authorized, no shares issued and outstanding                                               -                        -
   Subscription receivable                                                                        -                 (50,400)
   Additional paid -in capital                                                            7,131,139                6,786,244
   Treasury stock (113,590 shares of common stock at cost)                                 (396,152)                (396,152)
   Retained earnings                                                                      2,757,785                1,462,725
                                                                                     ---------------         ----------------
                                                                                          9,545,315                7,852,989
                                                                                     ---------------         ----------------

             Total liabilities and stockholders' equity                              $   25,158,928           $   28,079,231
                                                                                     ===============         ================

                       See notes to financial statements

                             On-Site Sourcing, Inc.

                              STATEMENTS OF INCOME

                           December 31, 2001 and 2000

                                                         2001                  2000                  1999
                                                  --------------------     ----------------     ----------------

Revenue                                              $   39,460,153         $   35,489,911        $   26,670,903

Cost of revenue                                          26,282,163             24,457,491            19,368,458
                                                  --------------------     ----------------     ----------------
Gross profit                                             13,177,990             11,032,420             7,302,445
                                                  --------------------     ----------------     ----------------

Selling                                                   3,567,748              3,706,762             2,703,755
Administrative                                            6,078,501              4,606,426             3,742,909
Merger related costs                                              -                330,807                     -
                                                  --------------------     ----------------     ----------------

                                                          9,646,249              8,643,995             6,446,664
                                                  --------------------     ----------------     ----------------

Income from operations                                    3,531,741              2,388,425               855,781
                                                  --------------------     ----------------     ----------------

Other income (expense)
Other income                                                322,766                 88,051               348,054

Other expense, primarily interest                        (1,608,979)              (612,041)             (224,896)
                                                  --------------------     ----------------     ----------------

                                                         (1,286,213)              (523,990)              123,158
                                                  --------------------     ----------------     ----------------

Income before income taxes                                2,245,528              1,864,435               978,939
                                                  --------------------     ----------------     ----------------

Income tax expense (benefit)
Current                                                   1,242,078                583,552                     -

Deferred                                                   (291,610)               338,470               189,000
                                                  --------------------     ----------------     ----------------
                                                            950,468                922,022               189,000
                                                  --------------------     ----------------     ----------------

Net income                                           $    1,295,060         $      942,413        $      789,939
                                                  ====================     ================     ================

Basic earnings per share                             $         0.25         $         0.19        $         0.16
Diluted earnings per share                           $         0.24         $         0.18        $         0.16

                        See notes to financial statements

                             On-Site Sourcing, Inc.

                        STATEMENTS OF STOCKHOLDERS' EQUITY

                           December 31, 2001 and 2000


                               Common       Common    Additional paid-  Subscriptions   Treasury     Retained
                               shares       stock        in capital      receivable      stock       earnings            Total
                            ---------     ------------ -------------- ----------------- ----------  -------------    --------------
Balance at
   December 31, 1998        4,824,669      $    48,247  $   6,432,691   $    (50,400)   $  (25,000) $    (269,627)    $   6,135,911

Sale of common stock           27,000              270         37,230              -             -              -            37,500

Common stock reacquired             -                -              -              -       (19,331)             -           (19,331)

Net income                          -                -              -              -            -         789,939           789,939
                            ---------     ------------ -------------- ----------------- ----------  -------------    --------------
Balance at
   December 31, 1999        4,851,669           48,517      6,469,921        (50,400)      (44,331)       520,312         6,944,019

Sale of common stock          205,546            2,055        316,323              -            -               -           318,378

Common stock reacquired             -                -              -              -      (351,821)             -          (351,821)

Net income                          -                -              -              -            -         942,413           942,413
                            ---------     ------------ -------------- ----------------- ----------  -------------    --------------
Balance at
   December 31, 2000        5,057,215           50,572      6,786,244        (50,400)     (396,152)     1,462,725         7,852,989

Sale of common stock          197,044            1,971        344,895              -             -              -           346,866

Collection of subscription
   receivable                       -                -              -         50,400             -              -            50,400

Net income                          -                -              -              -             -      1,295,060         1,295,060
                            ---------     ------------ -------------- ----------------- ----------  -------------    --------------
Balance at
    December 31, 2001       5,254,259      $    52,543  $   7,131,139   $          -    $ (396,152) $   2,757,785     $   9,545,315

                            ---------     ------------ -------------- ----------------- ----------  -------------    --------------

                        See notes to financial statements

                             On-Site Sourcing, Inc.

                            STATEMENTS OF CASH FLOWS

                           December 31, 2001 and 2000

                                                                    2001                  2000                   1999
                                                             -----------------       ---------------       ----------------
Cash flows from operating activities
   Net income                                                  $    1,295,061          $    942,413          $     789,939
   Adjustments to reconcile net earnings
   to net cash provided by (used in) operating activities
     Depreciation and amortization                                  2,204,559             1,571,818              1,057,820
     Loss on disposition of equipment                                  95,719                86,185
     Deferred taxes                                                  (291,610)              338,379                189,000
     Gain on disposition of division                                        -                     -               (270,000)
     Changes in assets and liabilities
        Decrease (increase) in accounts receivable, net             1,658,712            (3,299,469)              (540,597)
        Decrease (increase) in prepaid supplies                        65,783              (175,410)               (52,995)
        Decrease (increase) in prepaid expenses                       228,946              (309,280)               (25,726)
        Decrease (increase) in prepaid income taxes                   677,371              (715,674)                     -
        Increase in other assets                                       (3,835)              (80,492)                (7,869)
        Increase (decrease) in accounts payable                      (390,735)            1,341,293               (209,615)
        Increase (decrease) in accrued and other liabilities         (115,014)               47,128                112,524
        Increase in deferred rent                                      27,966                55,609                 11,657
                                                             -----------------       ---------------       ----------------
          Net cash provided by (used in) operating activities       5,452,923              (197,500)             1,054,138
                                                             -----------------       ---------------       ----------------

 Cash flows from investing activities
     Acquisition of property and equipment                         (2,119,626)           (4,535,672)              (793,930)
     Proceeds from disposition of equipment                            15,000                25,414                      -
     Advances in connection with sale of business division                  -                     -                (50,000)
     Receipt of payments on notes receivable                           97,528                62,833                  8,059
                                                             -----------------       ---------------       ----------------
          Net cash used in investing activities                    (2,007,098)           (4,447,425)              (835,871)
                                                             -----------------       ---------------       ----------------
Cash flows from financing activities
     Proceeds from sale of common stock                               346,865               318,378                 37,500
     Proceeds from subscription receivable                             50,400                     -                      -
     Proceeds of long-term debt arrangements                                -               231,461                      -
     Net borrowings (payments) short-term debt agreement           (2,689,432)            5,340,123                328,130
     Payments under long term debt agreements                      (1,153,804)             (912,470)              (541,884)
     Payments for reacquisition of common stock                             -              (351,821)               (19,331)
                                                             -----------------       ---------------       ----------------
        Net cash provided by (used in) financing activities        (3,445,971)            4,625,671               (195,585)
                                                             -----------------       ---------------       ----------------
        NET INCREASE (DECREASE) IN CASH                                  (146)              (19,254)                22,682

Cash, beginning                                                         3,428                22,682                      -
                                                             -----------------       ---------------       ----------------
Cash, ending                                                   $        3,282          $      3,428          $      22,682
                                                             -----------------       ---------------       ----------------

                        See notes to financial statements

                                On-Site Sourcing

                           December 31, 2001 and 2000

Supplemental disclosure of cash flow information

   Interest paid                                                            $    1,107,835       $    371,502         $  181,714
                                                                            ==============       ============         ===========
   Income taxes paid                                                        $      539,210       $  1,298,845         $        -
                                                                            ==============       ============         ==========
Noncash investing and financing activities:

   Equipment financed through long-term debt                                $           -        $  2,802,943         $        -
                                                                            ==============       ============         ==========

   Issuance of note receivable in connection with sale of business division $           -        $          -         $  270,000
                                                                            ==============       ============         ==========
   Acquisition of assets financed through long-term debt                    $           -        $  6,276,666         $        -
                                                                            ==============       ============         ==========

                        See notes to financial statements

                             On-Site Sourcing, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999

1.   OPERATIONS

     NATURE OF BUSINESS

     On-Site Sourcing, Inc. (the "Company") was incorporated in the Commonwealth of Virginia on December 1992 and changed its state incorporation to Delaware in January 1996. The Company performs various services, including digital imaging, facilities management, litigation copying, and related services at customer and company locations. The digital imaging, facilities management and litigation copying services are performed in the metropolitan areas of Philadelphia, Pennsylvania; Washington, D.C.; Atlanta, Georgia; New York, New York; and Tempe, Arizona.

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

     The Company accounted for both of these transactions under the purchase method of accounting.

     In connection with the Legend and D&D acquisitions, the assets acquired and liabilities assumed are as follows:

               Tangible assets acquired at fair value        $          356,785
               Goodwill                                               1,053,926
               Liabilities assumed at fair value                       (231,461)
                                                             -------------------

               Cash paid                                     $        1,179,250
                                                             ===================

     Proforma results of operations of the Company for the year ended December 31, 2000 (unaudited), as if the acquisitions had occurred at the beginning of the year, are as follows:

               Revenue                                       $       36,017,711
               Net income                                    $          950,496
               Earnings per share:
                   Basic                                     $              .19
                   Diluted                                   $              .18

     The proforma results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future.

                             On-Site Sourcing, Inc.

                        December 31, 2001, 2000 and 1999

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

     INCOME TAXES

     Deferred taxes are recognized based on the estimated future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Income taxes represent the current tax provision for the period and the change during the period in deferred tax assets and liabilities. Deferred taxes for temporary differences relate to depreciation, amortization, deferred rent and cash basis adjustment.

     DEPRECIATION AND AMORTIZATION

     Property and equipment are stated at cost. Depreciation on property and equipment is computed on a straight-line basis over the estimated useful lives of the assets ranging from two to forty years for financial reporting purposes. Accelerated methods are used for tax purposes.

     EARNINGS PER COMMON SHARE

     Basic earnings per share exclude dilution and are calculated using the average number of shares outstanding. Diluted earnings per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

                             On-Site Sourcing, Inc.

                        December 31, 2001, 2000 and 1999

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     EARNINGS PER COMMON SHARE (Continued)

                                                                    Year ended December 31,

                                                           2001              2000              1999
                                                      ----------------  ----------------  ----------------
Net income available for common shareholders          $    1,295,060    $      942,413    $      789,939
                                                      ----------------  ----------------  ----------------
Average outstanding:
   Common stock                                            5,145,291         4,870,825         4,838,727
   Employee stock options                                    146,375           450,118            71,197
                                                      ----------------  ----------------  ----------------
Common stock and common stock equivalents                  5,291,666         5,320,943         4,909,924
                                                      ================  ================  ================

Earnings per share:
   Basic                                              $          .25    $          .19    $          .16
   Diluted                                            $          .24    $          .18    $          .16

     Unexercised employee stock options to purchase 582,851, 531,798 and 997,971 shares of the Company's common stock as of December 31, 2001, 2000 and 1999, respectively, were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during the respective period.

     GOODWILL

     Cost in excess of fair value of net assets acquired resulting from acquisitions is being amortized on a straight-line basis over a period of ten years.

     In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and other Intangible Assets." Upon the adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company will adopt the provisions of SFAS No. 142 on January 1, 2002. The Company will complete its assessment of goodwill impairment by June 30, 2002. The impact of an impairment, if any determined during such assessment, would be recorded as a cumulative effect of a change in accounting principle during the first quarter of fiscal 2002.

     DEFERRED RENT

     Deferred rent is recorded and amortized to the extent the total minimum rental payments allocated to the current period on a straight-line basis are less than the cash payments required.

                             On-Site Sourcing, Inc.

                        December 31, 2001, 2000 and 1999

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

     INTEREST RATE SWAP AGREEMENT

     The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate long-term debt. At December 31, 2001, the Company had an outstanding interest rate swap agreement with a commercial bank, having a total notional amount of $5,800,000. The interest rate swap agreement matures at the time the related note matures. The agreement effectively changes the Company's interest rate exposure on a $5,800,000 promissory note at a fixed rate of 9.48%. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by counterparties.

     RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the 2001 presentation.

                             On-Site Sourcing, Inc.

                        December 31, 2001, 2000 and 1999

3.   COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

     ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following at December 31, 2001 and 2000:

                                                                    2001                    2000
                                                           --------------------    -------------------
         Trade receivables                                 $       8,452,657       $      10,201,371
         Allowance for uncollectible accounts                       (349,278)               (439,278)
                                                           --------------------    -------------------
                                                           $       8,103,379       $       9,762,093
                                                           ====================    ===================

     OTHER ASSETS

     Other assets consist of the following at December 31, 2001 and 2000:


                                                                    2001                    2000
                                                           --------------------    -------------------
         Deposits                                          $          128,535      $         110,286
         Employee advances                                             38,723                 53,137
                                                           --------------------    -------------------
                                                           $          167,258      $         163,423
                                                           ====================    ===================

     PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2001 and 2000:

                                                                     2001                   2000
                                                           --------------------    -------------------
         Land                                              $        4,562,066      $       4,562,066
         Building                                                   2,979,296              2,916,730
         Copiers                                                    4,537,977              4,547,690
         Computers, equipment and other                             8,101,224              7,225,951
         Vehicles                                                     485,001                476,489
                                                           --------------------    -------------------
                                                                  20,665,564              19,728,926
         Accumulated depreciation                                 (5,731,795)             (4,704,900)
                                                           --------------------    -------------------
                                                           $      14,933,769       $      15,024,026
                                                           ====================    ===================

     Depreciation expense charged to operations was $2,102,165, $1,529,836, and $1,057,820 for the years ended December 31, 2001, 2000 and 1999, respectively.

                             On-Site Sourcing, Inc.

                        December 31, 2001, 2000 and 1999

3.   COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

     ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities consist of the following at December 31, 2001 and 2000:

                                                                            2001                   2000
                                                                      -----------------      -----------------
     Accrued salaries, commissions, taxes and fringe benefits         $        462,103       $        496,684
     Accrued sales tax payable                                                 136,855                123,584
     Other accrued liabilities                                                 140,014                233,718
                                                                      -----------------      -----------------

                                                                      $        738,972       $        853,986
                                                                      =================      =================

4.   SEGMENT INFORMATION

     The Company's reportable segments are strategic business units that offer different products and services. The Company has four reportable segments: imaging, reprographics, digital printing and facilities management services. Imaging services include coding, scanning and blowbacking. Reprographic services include copying, binding, labeling, collating and indexing materials. Facilities management services include on-premises management of the customer's support services, including mailroom operations, facsimile transmission, records and supply room management and copying services. Digital printing services include black and white and color digital production, graphic design, mailing, special finishing, storage, fulfillment and delivery services. Other operating segments primarily include information technology in 1999. During 1999, the company sold the information technology business segment (note 13).

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

     Revenue and profit by reportable segment for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                  Repographic services                      Facilities management services
                        -----------------------------------------     -----------------------------------------
                              2001         2000          1999               2001           2000        1999
                        ------------- ------------- -------------     -------------  ------------- ------------
     Revenue            $  22,572,613 $  21,111,105 $  20,250,011     $   2,556,858  $   3,039,566 $  3,222,480

     Segment profit     $   4,545,666 $   1,217,977 $   2,873,962     $     183,478  $     411,607 $    685,706

                             On-Site Sourcing, Inc.

                        December 31, 2001, 2000 and 1999

4.   SEGMENT INFORMATION (Continued)

                                     Imaging services                              Digital printing
                        ---------------------------------------       -----------------------------------------
                              2001          2000         1999              2001          2000          1999
                        ------------- ------------- -----------       -------------  ------------- ------------
     Revenue            $  11,371,985 $   9,486,070 $ 2,219,759       $   2,958,697  $   1,853,170 $          -

     Segment profit
     (loss)             $   3,326,065 $   4,355,535 $   599,959       $   (734,486)  $   (419,567) $          -

     A reconciliation of segment revenue and profit (loss) to total revenue and earnings from operations is as follows:


                                                                2001               2000               1999
                                                          -----------------  -----------------  -----------------
     Revenue
        Total revenue for reportable segments             $     39,460,153   $     35,489,911   $     25,692,250
        Other revenue                                                    -                  -            978,653
                                                          -----------------  -----------------  -----------------

            Total revenue                                 $     39,460,153   $     35,489,911   $     26,670,903
                                                          =================  =================  =================

     Profit or loss
        Total profit for reportable segments              $      7,320,723   $      5,565,552   $      4,159,627
        Other loss                                              (3,788,982)        (3,177,127)        (3,303,846)
                                                          -----------------  -----------------  -----------------

            Income from operations                        $      3,531,741   $      2,388,425   $        855,781
                                                          =================  =================  =================

5.   LINE OF CREDIT

     At December 31, 2001, the Company has available a working capital line of credit with a financial institution in the amount of $7,000,000. The working capital line of credit is collateralized by accounts receivable and certain equipment as described in the agreement. The working capital line of credit expires May 31, 2002 and is subject to certain financial covenants, including minimum tangible net worth requirements. The line of credit bears interest at the bank's prime rate or the 30-day LIBOR rate plus 2.25% (4.12% at December 31, 2001).

                             On-Site Sourcing, Inc.

                        December 31, 2001, 2000 and 1999

6.   LONG-TERM DEBT

     Long-term debt is as follows:

                                                                                      2001                2000
                                                                                 ----------------     ----------------
     Equipment  notes,  at  8.75%  -  9.02%,  collateralized  by  equipment, payable  in monthly  installments  of $5,594 - $22,916  plus  interest,
     maturing in 2001 through 2002.                                              $        45,596      $       269,230

     Vehicle notes, at 4.9% - 9.7%,  collateralized by vehicles,  payable in
     monthly installments of $425 - $1,272 plus interest, maturing in 2001.                    -               64,707

     Loan assumed in connection with an acquisition (see note 1) at 10%
     collateralized by certain equipment, payable in equal monthly
     principal and interest installments of $6,183, repaid in 2001.                            -               91,509

     Loan assumed in connection with the acquisition of certain assets (see note
     1) at 9.5%, payable in equal monthly principal and interest
     installments of $9,966, matured January 2001.                                             -                9,874

     Loan made in connection with the acquisition of certain assets (see note 1)
     noninterest bearing, payable in two annual payments, maturing
     September 2002.                                                                     233,333              476,666

     Term note in the original amount of $1,780,300, at LIBOR plus 2.5% (4.37% at
     December 31, 2001), payable in monthly principal
     installments of $29,672 plus interest maturing in July 2006.                      1,632,240                    -

     Equipment note at 10.14%, collateralized by certain assets, payable in equal monthly installments of $31,250 plus interest, maturing on
     June 2003.                                                                          562,500              937,500

     Equipment notes of 9.98% - 10.25%, collateralized by certain equipment, payable in monthly principal and interest installments of
     $8,108 - $20,118, repaid in 2001.                                                         -            1,641,733

                             On-Site Sourcing, Inc.

                        December 31, 2001, 2000 and 1999

6.   LONG-TERM DEBT (Continued)

                                                                                     2001                2000
                                                                                -----------------     ----------------
     Promissory note at 9.48%, subject to an interest rate swap agreement, collateralized by the land and building, (see note 14) payable in monthly installments of principal plus interest maturing in November
     2007 with a balloon payment due at maturity.                                      5,610,761            5,785,325

     Capital lease obligations (see note 7)                                              260,760              222,450
                                                                                 ----------------     ----------------
                                                                                       8,345,190            9,498,994

     Less current maturities included in current liabilities                          (1,314,396)          (1,401,184)
                                                                                -----------------     ----------------
                                                                                $      7,030,794      $     8,097,810
                                                                                =================    =================

     Aggregate maturates of long-term debt for the five years following December 31, 2001 and thereafter is as follows:

           Year ending December 31, 2002            $       1,314,396
                                    2003                      853,194
                                    2004                      588,125
                                    2005                      591,183
                                    2006                      468,168
                              Thereafter                    4,530,124
                                                    -----------------

                                                    $       8,345,190
                                                    =================

7.   LEASES

     The Company leases its office facilities, copiers and office equipment under various operating and capital leases. Lease terms range from one to approximately six years.

                             On-Site Sourcing, Inc.

                        December 31, 2001, 2000 and 1999

7.   LEASES (Continued)

     Minimum annual rental and lease commitments for leases with a remaining term of one year or more at December 31, 2001, are as follows:

     Year ending December 31,                                              Capital leases     Operating leases
     ------------------------------------------------------------------- ----------------   ------------------
     2002                                                                $        153,253   $        1,828,002
     2003                                                                         119,688            1,515,438
     2004                                                                          15,980            1,307,992
     2005                                                                               -              827,617
     2006                                                                               -              592,909
     Thereafter                                                                         -              750,724
                                                                         ----------------   ------------------

     Total minimum lease payments                                                 288,921   $        6,822,682
                                                                                            ==================

     Less:  interest                                                               28,161
                                                                         ----------------

     Present value of net minimum lease payments                         $        260,760
                                                                         ================

     Fixed assets recorded under capital leases as of December 31, 2001 and 2000 total approximately $495,000 and $659,000, respectively, representing reprographic machines, and computer equipment. Interest expense on the outstanding obligations under capital leases was approximately $37,227, $33,444 and $45,717 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Rent expense was $2,586,971, $2,512,366 and $2,243,190 for the years ended December 31, 2001, 2000 and 1999, respectively.

8.   RELATED PARTY TRANSACTIONS

     In March 1996, the Company loaned $89,900 to a former officer/director. The loan bore interest at 6% per year. The balance of $50,400 was paid during 2001.

9.   COMMITMENTS AND CONTINGENCIES

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

                             On-Site Sourcing, Inc.

                        December 31, 2001, 2000 and 1999

10.  INCENTIVE STOCK OPTION PLAN

     The Company adopted an incentive stock option plan for 2001, 1998, 1997, 1996 and 1995 under which a pool of 153,500, 417,048, 477,862, 242,000 and
     365,800 shares, respectively, has been reserved. The plan is administered and terms of option grants are established by the Board of Directors. Under the terms of the plan, options may be granted to the Company's employees to purchase shares of common stock. Options become exercisable ratably over a vesting period as determined by the Board of Directors, and expire over terms not exceeding 10 years from the date of grant, three months after termination of employment, or one year after the death or permanent disability of the employee. The Board of Directors determines the option price (not less than fair market value) at the date of grant.

     The Company applied APB Opinion No. 25 and related Interpretations in accounting for its plans. Had compensation cost been determined in accordance with FASB No. 123, the Company's net income and net income per share would have been the proforma amounts indicated below:

                                                            2001                  2000                  1999
                                                     -------------------  -------------------   -------------------
     Net income:
         As reported                                 $         1,295,060  $           942,413      $       789,939
         Proforma                                              1,224,312              707,573              634,985

     Net income per common share - Basic:
         As reported                                                 .25                  .19                 .16
         Proforma                                                    .24                  .15                 .13

     Net income per common share - Diluted:
         As reported                                                 .24                  .18                 .16
         Proforma                                                    .23                  .13                 .13

     All options granted during the years ended December 31, 2001, 2000 and 1999 were issued pursuant to the incentive stock option plans. The fair value of each option grant under the plan is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions for 2001, 2000 and 1999, respectively, were used: expected dividend yields of 0.0%, 0.0% and 0.0%, expected volatility rates of 75%, 75% and 72%, risk-free rates of 5.7%, 5.7% and 4.6%, respectively, and expected lives of 1 to 4 years.

     At December 31, 2001, 2000 and 1999, the Company had outstanding options to sell 637,800, 625,600 and 469,825 shares, respectively, of common stock to officers and directors at exercise prices ranging from $1.13 to $4.25 per share. The options expire through 2011.

                             On-Site Sourcing, Inc.

                        December 31, 2001, 2000 and 1999

10.  INCENTIVE STOCK OPTION PLAN (Continued)

     During 2001, 2000 and 1999, the Company granted options for 509,500, 936,500 and 161,000 shares of common stock, respectively, at exercise prices ranging from $1.31 to $4.625 per share, respectively. The grant price per share was equal or greater than the market price at the date of grant. As of December 31, 2001, 2000 and 1999, options for 1,243,046, 422,757 and 795,442 of the shares are vested with the remainder scheduled to vest through February 2005 and October 2004, respectively. The options expire through 2011.

     The following depicts activity in the plan for three years ended December 31, 2001:

                                                              Options outstanding

                                                                      Per share
                                                  Shares           exercise prices
                                              ---------------      ---------------
           Outstanding, December 31, 1998         1,675,360        $    1.10-3.00
               Options granted                      161,000             1.38-1.88
               Options exercised                     27,000                  1.39
               Options expired                      630,402             1.11-3.44
                                              ---------------      --------------
           Outstanding, December 31, 1999         1,178,958             1.10-3.44
               Options granted                      936,500            1.75-4.625
               Options exercised                    205,546            1.11-3.250
               Options expired                      194,844            2.25-4.625
                                              ---------------      --------------
           Outstanding, December 31, 2000         1,715,068            1.10-4.625
               Options granted                      509,500             1.31-2.45
               Options exercised                    197,044            1.13-2.125
               Options expired                      525,453            1.75-4.625
                                              ---------------      --------------
           Outstanding, December 31, 2001         1,502,071        $   1.10-4.625
                                               ==============      ==============

                             On-Site Sourcing, Inc.

                        December 31, 2001, 2000 and 1999

11.  INCOME TAXES

     The amounts and sources of the provision for current and deferred income tax expense (benefit) were as follows for the year ended December 31,:

                                                             2001                 2000                1999
                                                      -------------------- ------------------- -------------------
FEDERAL
    Current                                           $        927,258     $        366,752    $              -
    Deferred                                                  (237,735)             256,767             157,113
                                                      -------------------- ------------------- -------------------
                                                               689,523              623,519             157,113
                                                      -------------------- ------------------- -------------------
STATE
    Current                                                    314,820              216,800                   -
    Deferred                                                   (53,875)              81,703              31,887
                                                      -------------------- ------------------- -------------------
                                                               260,475              298,503              31,887
                                                      -------------------- ------------------- -------------------
Total provision for income taxes                      $        950,468     $        922,022    $        189,000
                                                      ==================== =================== ===================

     Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes. Components of the Company's deferred tax liability (benefit) are as follows:

                                                                 2001               2000
                                                           ------------------ ------------------
        Excess of tax over financial accounting
         depreciation                                      $        367,493   $        485,844
        Cash to accrual adjustment                                        -            330,564
        Other                                                        65,458            (91,847)
                                                           ------------------ ------------------
                                                           $        432,951   $        724,561
                                                           ================== ==================


     Beginning in 1998, the Company was required to report on the accrual basis for federal and state income tax purposes. In accordance with Internal Revenue Service Code, the amount of income tax due resulting from the conversion from cash to accrual is payable over 4 years.

                             On-Site Sourcing, Inc.

                        December 31, 2001, 2000 and 1999

12.  EMPLOYEE BENEFIT PLAN

     The Company sponsors a plan to provide retirement benefits under the provision of Section 401(k) of the Internal Revenue Code (the 401(k) Plan) for all employees who have completed one year of service and have reached their 21st birthday. Company contributions may range from 0% to 100% of employee contributions. Employees may elect to contribute up to 25% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. During the years ended December 31, 2001, 2000 and 1999, respectively, the Company made no contributions to the 401(k) Plan.

13.  SALE OF INFORMATION TECHNOLOGY DIVISION

     On September 30, 1999, the Company entered into a purchase and sale agreement with a former stockholder and employee to sell the rights and contracts to provide certain information technology services to customers previously serviced by the Company's Information Technology Division. The sale price, in the amount of $270,000, was financed by a note agreement between the Company and former shareholder. The note accrues interest at 8% per annum, is payable in interest only installments through September 2000 and in principal and interest installments until maturity in September 2002. At December 31, 2001 and 2000, $151,580 and $249,108 remains payable to the Company, respectively.

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

15.  MERGER AGREEMENT

     In July 2000, the Company entered into a definitive merger agreement with U.S. Technologies Inc. ("U.S. Technologies") pursuant to which U.S. Technologies will acquire the Company. Under the terms of the agreement, stockholders of the Company would receive, at their election, U.S. Technologies' stock, cash, or a combination of stock and cash (subject to proration due to the cash limitation and adjustment formula as prescribed in the agreement) in exchange for their shares.

     Closing was subject to certain conditions including shareholder approval and Securities and Exchange Commission ("SEC") registration of the securities to be issued in the merger. The merger agreement expired on March 31, 2001. On April 2, 2001, the Company exercised its option to terminate the merger agreement. In connection with the merger the Company incurred $330,807 of merger related costs during 2000, which were expensed in the fourth quarter of 2000.

                             On-Site Sourcing, Inc.

                        December 31, 2001, 2000 and 1999

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

          2001                  First                 Second                Third                 Fourth
------------------------- -------------------  ---------------------  -------------------   -------------------
Revenue                    $  9,449,649           $    10,332,382      $   10,609,923          $   9,068,199

Gross profit                  3,086,684                 3,678,731           3,646,182              2,766,393

Net income                      242,180                   420,233             410,182                222,465

Basic:                              .05                       .09                 .08                    .04

Diluted:                            .05                       .08                 .08                    .04

          2000                  First                 Second                Third                 Fourth
------------------------- -------------------  ---------------------  -------------------   -------------------
Revenue                    $  9,772,365           $     8,681,120      $    7,967,584          $   9,068,842

Gross profit                  3,772,760                 2,887,778           1,937,262              2,434,620

Net income (loss)               984,920                   446,040              40,408               (528,955)

Basic:                              .20                       .09                 .01                   (.11)

Diluted:                            .19                       .08                 .01                   (.11)

                                  EXHIBIT INDEX

EXHIBIT NUMBER             DESCRIPTION OF DOCUMENT
--------------             -----------------------
3.01 (1)             Certificate of Incorporation of On-Site Sourcing, Inc.

3.02 (1)             Restated By-Laws of On-Site Sourcing, Inc.

4.01 (1)             Form of Common Stock Certificate

4.02 (1) On-Site Sourcing's Certificate of Incorporation is ncorporated by reference to Exhibit 3.01.

4.03 (1) On-Site Sourcing's Restated Bylaws are incorporated by reference to Exhibit 3.02.

10.01 (1)            Employment Agreement with Christopher Weiler dated
                     January 8, 1998

10.02 (2)            Lease agreement dated July 17, 1996, with 443
                     Company/William Real Estate Co., Inc. for New York,
                     New York office

10.03 (3)            Lease agreement dated March 4,1998, with Miller Properties for storage in Baltimore, Maryland

10.04 (4)            Modification to lease agreement dated June 8, 1998, with
                     Williams Real Estate for New York, New York office.

10.05 (4)            1998 Stock Option Plan

10.06 (4)            Employment Agreement with Arne Christensen dated July 1,
                     1998

10.07 (5)            Purchase Agreement for Alexandria, Virginia property dated
                     November 15, 2000

10.08 (5)            Mortgage agreement with First Union for Alexandria,
                     Virginia property dated November 15, 2000

10.09 (5)            Lease agreement dated April 27,2000, with Laytonsville
                     Partnership for Gaithersburg, Maryland office

10.10 (5)            Lease agreement dated September 25, 2000, with L.A. Avenue of the Arts for Philadelphia, Pennsylvania office

10.11 (5)            Lease agreement dated March 1, 2000, with Chattahouchee
                     Warehouses LLC for Atlanta, Georgia office

10.12 (5)            Lease agreement dated April 1,2000, with GA-Met for
                     Atlanta, Georgia office

10.13 (6)            2001 Broad Based Option Plan

10.14*               Lease Agreement dated August 31, 2001, with AU Park Lane
                     LLC for  Tempe, Arizona office

10.15*               Lease Agreement dated January 16, 2002, with 40 Exchange
                     Place Corp. for New York, New York office

10.16*               Employment agreement with Brian Leydet, Sr. dated
                     September 25, 2001

10.17*               Amended and Restated Revolving Line of Credit Loan
                     Agreement, Term Loans Agreement and Security Agreement dated May 30, 2001, with First Union National Bank

10.18* First Modification of Amended and Restated Revolving Line of Credit Loan Agreement, Term Loans Agreement and Security
                     Agreement dated July 2, 2001, with First Union National
                     Bank

23.1*                Consent of Reznick Fedder & Silverman P.C.

----------

(1)      Incorporated by reference to the Company's Registration
         Statement on Form SB-2, file No. 333-3544.

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001

* Filed herewith. All other exhibits have been previously filed as indicated.