Form 10-Q
period 2002-03-31
ON SITE SOURCING INC
filed 2002-05-15
CIK 1012141

Use these links to rapidly review the document
ON-SITE SOURCING, INC. INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
Commission File No. 0-20947

ON-SITE SOURCING, INC.
(Exact name of registrant as specified in its charter)
DELAWARE	54-1648470
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)
832 North Henry Street, Alexandria, Virginia 22314
(Address of principal executive offices)
(703) 276-1123
(Registrant's telephone number)
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

Yes ☒        No ☐.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2002:

Common Stock, $.01 par value	5,382,105 shares

ON-SITE SOURCING, INC.

INDEX

ON-SITE SOURCING, INC.

BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,531	$3,282
Accounts receivable, net	9,173,740	8,103,379
Prepaid supplies	554,803	611,988
Prepaid expenses	337,345	242,818
Prepaid income taxes	74,548	38,303
Deferred tax asset	138,349	—
Notes receivable, current portion	106,327	151,580

Total current assets	10,388,643	9,151,350
Property and equipment, net	15,476,749	14,933,769
OTHER ASSETS
Goodwill, net	906,551	906,551
Other assets	187,069	167,258

Total assets	$26,959,012	$25,158,928

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$4,713,259	$3,120,166
Current portion of long-term debt	1,300,343	1,314,396
Accounts payable	2,392,970	2,759,191
Accrued and other liabilities	1,109,497	738,972
Deferred income taxes	—	58,735

Total current liabilities	9,516,069	7,991,460
NONCURRENT LIABILITIES
Long-term debt	6,755,815	7,030,794
Deferred rent	219,643	217,143
Deferred income taxes	309,516	374,216
Interest rate swap contract	434,000	—

Total liabilities	17,235,043	15,613,613
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value, 20,000,000 shares authorized 5,404,245 and 5,254,259 shares issued, 5,290,655 and 5,140,669 outstanding, respectively	54,042	52,543
Additional paid-in capital	7,453,319	7,131,139
Accumulated other comprehensive loss	(265,000)	—
Treasury stock, at cost (113,590 shares)	(396,152)	(396,152)
Retained earnings	2,877,760	2,757,785

Total stockholders' equity	9,723,969	9,545,315

Total liabilities and stockholders' equity	$26,959,012	$25,158,928

The accompanying notes are an integral part of these financial statements.

ON-SITE SOURCING, INC.

STATEMENT OF OPERATIONS

	Unaudited Three Months Ended
	March 31, 2002	March 31, 2001
Revenue	$8,850,235	$9,449,649
Costs and expenses:
Cost of sales	5,528,859	6,362,965

	3,321,376	3,086,684

Sales and marketing expenses	1,059,805	897,377
General and administrative expenses	1,979,447	1,422,004

	3,039,252	2,319,381

Income from operations	282,124	767,303
Other income (expense):
Other income	41,631	72,690
Other expense	(6,043)	(63,916)
Interest expense	(209,806)	(333,897)

	(174,218)	(325,123)

Income before taxes	107,906	442,180
Income tax benefit (expense)	12,069	(200,000)

Net income	$119,975	$242,180

Earnings per share:
Basic	$0.02	$0.05
Diluted	$0.02	$0.05
Weighted-average shares outstanding:
Basic	5,224,474	4,943,625
Diluted	5,584,174	4,966,710

The accompanying notes are an integral part of these financial statements.

ON-SITE SOURCING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Unaudited Three Months Ended March 31
	2002	2001
Cash flows from operating activities:
Net cash (used in) provided by operations	$(616,054)	$458,237

Cash flows from investing activities:
Acquisition of property and equipment	(1,072,467)	(277,851)
Receipt of payments on notes receivable	45,253	—
Proceeds from disposition of equipment	15,777	—

Net cash used in investing activities	(1,011,437)	(277,851)

Cash flows from financing activities:
Proceeds from sale of common stock	323,679	—
Payments under debt agreements	(289,032)	(339,530)
Borrowings under line of credit	5,153,587	5,056,895
Payments on line of credit	(3,560,494)	(4,897,342)

Net cash provided by (used in) financing activities	1,627,740	(179,977)

Net increase in cash and cash equivalents	249	409
Cash and cash equivalents, beginning of period	3,282	3,428

Cash and cash equivalents, end of period	$3,531	$3,837

The accompanying notes are an integral part of these financial statements.

ON-SITE SOURCING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

(unaudited)

1. Nature of Business

        On-Site Sourcing, Inc. (the Company) was incorporated in the Commonwealth of Virginia in December 1992 and changed its state of incorporation to Delaware in January 1996. The Company provides digital imaging, litigation reprographics, and color and digital printing to law firms and other organizations throughout the United States. Services are primarily performed in the metropolitan areas of Philadelphia, Pennsylvania, Washington, D.C., Atlanta, Georgia, New York, New York, Gaithersburg, Maryland, and Tempe, Arizona.

2. Basis of Presentation

        The accompanying unaudited financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual fiscal reporting periods. The interim financial information, in the opinion of management, reflects all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods.

        The financial information presented should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the three-month periods ended March 31, 2002 and 2001 may not be indicative of the results for the full year.

3. Summary of Significant Accounting Policies

Revenue Recognition

        Revenue is primarily derived from providing reprographics, imaging, and digital printing services to end customers. The Company recognizes revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered and delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Return and bad debt allowances are estimated using historical experience.

        The Company also derives revenue from facility management services. Revenue on facility management services is recognized on a monthly basis over the contract term (typically one year) as services are performed.

Goodwill

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination. This statement addresses how acquired goodwill and other intangible assets are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill and other intangible assets with indefinite useful lives, on a prospective basis beginning January 1, 2002, will no longer be amortized. Rather, goodwill and other indefinite-lived assets must be tested for impairment at least annually based on a fair value comparison.

Intangible assets that have finite useful lives will continue to be amortized over their respective useful lives. This statement also requires expanded disclosure for goodwill and other intangible assets. The Company was required to adopt this statement on January 1, 2002. Upon adoption, the Company completed a transitional impairment test related to their goodwill and determined that no impairment existed.

        In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively from January 1, 2002. Supplemental comparative disclosure, as if the change had been retroactively applied to the prior year period, is as follows:

	Three Months Ended March 31
	2002	2001
Net income:
Reported net income	$119,975	$242,180
Goodwill amortization, net of taxes	—	15,545

Adjusted net income	$119,975	$257,725

Basic income per share:
Reported net income per share	$0.02	$0.05
Goodwill amortization	—	—

Adjusted basic income per share	$0.02	$0.05

Diluted income per share:
Reported net income per share	$0.02	$0.05
Goodwill amortization	—	—

Adjusted diluted income per share	$0.02	$0.05

Derivative Instrument and Hedging Activity

        The Company uses an interest rate swap to convert its variable-rate interest payments on its mortgage ($5,558,912 at March 31, 2002) to fixed-rate payments. This interest rate swap has been designated and qualifies as a cash-flow hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

        SFAS No.133 requires the Company carry all derivative financial instruments on the balance sheet at fair value. Changes in fair value of designated, qualified and effective cash flow hedges are deferred and recorded as a component of Other Comprehensive Income (Loss) until the hedged transaction occurs and is recognized in earnings. The Company has determined that its interest rate swap was highly effective from the inception of the swap in December 2000 through March 31, 2002.

        The Company did not record the cumulative effect of adopting SFAS No. 133 as of January 1, 2001, as the Company considered the impact at adoption to be immaterial to its financial statements. The Company also did not record the effects of changes in the estimated fair value of the interest rate swap during 2001 as the Company considered the effects to be immaterial to its financial statements. As of and for the three months ended March 31, 2002, the Company recorded a non-current liability of $434,000, which represented the estimated fair value of the interest rate swap, along with an unrealized after-tax loss of $265,000 in Other Comprehensive Loss, which is a component of the Stockholders' Equity.

4. Comprehensive Loss

        SFAS No. 130, "Reporting Comprehensive Income", requires that total comprehensive income (loss) be disclosed with equal prominence as net income. Comprehensive income (loss) is defined as changes in stockholders' equity exclusive of transactions with owners, such as capital contributions and dividends. The Company's total comprehensive income (loss) is comprised of net income and other comprehensive loss, which consists of changes in the estimated fair value of the interest rate swap contract. At March 31, 2002 and 2001, the components of comprehensive loss were as follows:

	Unaudited Three Months Ended March 31,
	2002	2001
Net income	$119,975	$242,180
Other comprehensive loss:
Interest rate swap contract	(265,000)	—

Comprehensive (loss) income	$(145,025)	$242,180

5. Earnings Per Share

        Basic earnings per share exclude dilution and are computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by additionally reflecting the potential dilution that could occur, using the treasury stock method, if options to acquire common stock were exercised and resulted in the issuance of common stock. A reconciliation of the weighted-average number of common shares outstanding, assuming dilution, is as follows:

	Unaudited Three Months Ended March 31
	2002	2001
Net income	$119,975	$242,180

Weighted average common shares outstanding	5,224,474	4,943,625
Dilutive effect of outstanding stock options	359,700	23,085

Weighted average common shares outstanding, assuming dilution	5,584,174	4,966,710

Net income per share:
Basic	$0.02	$0.05

Diluted	$0.02	$0.05

        For the three-month periods ended March 31, 2002 and 2001, 133,500 and 1,553,869 options respectively, were excluded from the above reconciliation, as these options were anti-dilutive for these periods.

6. Segment Information

        The Company is organized and operates in three significant segments: reprographics, imaging, and digital printing services. Until December 31, 2001, the Company also had a facility management services segment. This segment was significantly scaled down during the first quarter of 2002 as most of the service contracts were terminated by the Company, effective the first quarter of 2002. At March 31, 2002, the Company has one such contract remaining. Management does not view this division as a separate segment for the first quarter in 2002.

        Reprographics involves the copying and management of large amounts of documents extracted in their original format, from the offices and files of our customers. Our reprographic services include copying, binding, drilling, "Bates" stamping, labeling, collating, assembling and quality review. Our reprographic centers, currently located in Virginia, New York, Pennsylvania, and Georgia, are open 24 hours a day, seven days a week to handle the prompt turn around time often requested by our customers. A typical job ranges in size from single documents with a small number of pages to multiple sets of documents, which can exceed a million pages. A job is typically picked up by our in-house dispatch service and brought back to our production center. The jobs are then processed per the customer's instructions and reviewed by our quality control staff. Documents are then returned to the client via our dispatch service. Reprographic jobs are generally billed on a job-by-job basis, based on the number of copies and the level of difficulty in copying the original documents. Each of our reprographic centers are staffed with in-house technicians which service our copiers in the event they need repairs.

        Imaging services involves the conversion or transfer of traditional paper-based and electronic-based documents into electronic media or vice-versa. Services provided in our Imaging Services Division primarily cater to law firms and their clients. A typical job involves a law firm that is representing a client in a litigation matter. In order for the law firm to prepare for its case, it often must review a large number of documents, emails, and email attachments. As a result, the law firms often have a need to search and retrieve appropriate documents in a timely and efficient manner. In order to help meet this need, our Imaging Services Division offers case management consulting, electronic scanning of documents converting email and attachments to images, indexing/coding, optical character recognition, electronic discovery, blowback printing, training, technical support and electronic document search and retrieval services. Imaging services are typically billed on a job-by-job basis, based on the number of images and complexity of the retrieval applications.

        Digital Printing services include both black and white and color digital production of catalogs, brochures, postcards, stationary, direct mail, newsletters, and exhibit materials. Our target customers for these services include our existing customers noted above and other organizations requiring print media. In addition, we also provide ancillary services, which include graphic design, mailing, special finishing, storage, fulfillment, and delivery services. Printing jobs are typically billed on a job-by-job basis depending on several factors, including quantity, number of colors, quality of paper, and graphic design time.

        The Company evaluates its segments' performance based on revenue and profit and loss from operations before allocation of corporate administrative expenses and income taxes. A summary of the Company's operating segments is as follows:

	Unaudited Three Months Ended March 31
	2002	2001
Revenue
Reprographics	$4,420,342	$5,322,869
Imaging	3,286,272	2,698,202
Digital printing	911,815	743,260
Facility management	—	685,318
Other	303,109	—
Inter-segment elimination	(71,303)	—

Total revenue	$8,850,235	$9,449,649

	Unaudited Three Months Ended March 31
	2002	2001
Income before taxes:
Reprographics	$664,067	$800,766
Imaging	998,470	911,396
Digital printing	19,006	(259,782)
Facility management	—	108,251
Other	51,400	—
Corporate administrative expenses	(1,625,037)	(1,118,451)

Total income before taxes	$107,906	$442,180

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        On-Site Sourcing, Inc. (On-Site, the Company, we, us, or our) provides document and information management services through its facilities in the greater Atlanta, Baltimore, New York City, Philadelphia and Washington, D.C. metropolitan areas, and also serves clients on the West Coast through its Tempe, Arizona facility. We help clients in information-intensive industries manage large volumes of documents and information, allowing them to concentrate on their core business operations. Our target clients typically generate large volumes of documents and information that require specialized processing, distribution, storage, and retrieval. Our typical clients include law firms, insurance companies, healthcare organizations, non-profit organizations, accounting, consulting and finance firms and other organizations throughout the East Coast of the United States. We have also begun to provide our services on the West Coast of the United States through our facility in Tempe, Arizona, which began operations in October 2001. We also provide commercial printing services utilizing digital printing technology in our facilities in the Washington, D.C. area.

        On-Site was originally incorporated in Virginia in December 1992, and changed its state of incorporation to Delaware in March 1996.

Forward Looking Disclosure

        Certain information included herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects, plans for future expansion and other business development activities as well as future results of operations or financial position and the effects of competition are forward looking. Such forward-looking information is subject to changes and variations which are not reasonably predictable and which could significantly affect future results. Accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. The risks and uncertainties that could significantly affect future results include, but are not limited to, those relating to the adequacy of operating and management controls, operating in a competitive environment and a changing environment, including new technology and processes, existing and future vendor relationships, the Company's ability to access capital and meet its debt service requirements, dependence on existing management, general economic conditions, terrorist attacks, and changes in federal or state laws or regulations. These risks and uncertainties, along with the following discussion, describe some, but not all, of the factors that could cause actual results to differ significantly from management's expectations.

Critical Accounting Policies and Judgments

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company's most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

        Revenue is primarily derived from providing imaging, reprographics and digital printing services to end customers. The Company recognizes revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered and delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Return and bad debt allowances are estimated using historical experience.

        For services that are completed but not yet delivered to the end customers, revenue is deferred until delivery occurs. The associated costs, estimated based on average unit costs, are inventoried accordingly. As of March 31, 2002, the Company inventoried approximately $37,000 in costs for services that were completed but not delivered.

        The Company also derives revenue from facility management services.    Revenue on facility management services is recognized on a monthly basis over the contract term (typically one year) as services are performed.

        Included in "Accounts receivable, net" on our Balance Sheets is an allowance for doubtful accounts. Generally, before we do business with a new client, we have a credit check performed on that company to determine if they have a satisfactory credit rating. Senior management reviews the accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectable. After all attempts to collect the receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of March 31, 2002 was adequate. However, no assurances can be given that actual write-offs will not exceed the recorded allowance.

Accounting for Goodwill

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions accounted for under the purchase accounting method. Effective January 1, 2002, the Company adopted the full provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase evaluates goodwill for impairment; while the second phase (if necessary), measures the impairment.

        In accordance with SFAS No.142, the Company records impairment losses on goodwill when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

        Under SFAS No. 142, goodwill is viewed in two separate categories: enterprise-level and business-unit level. Enterprise-level goodwill results from acquisitions of businesses that have been fully integrated into the Company's operations and no longer exist as a discrete business unit. Business-unit goodwill results from purchase business combinations where the acquired operations have been managed as a separate business unit and not fully absorbed into the Company. Enterprise-level goodwill is evaluated using the market-value method, which compares the Company's net book value to the value indicated by the market price of the Company's equity securities. If the net book value were to exceed the Company's market capitalization, the excess carrying amount of goodwill would be written off as an impairment-related charge. Measurement of fair value for business-unit goodwill as well as other intangibles is based on discounted cash flow analysis at the business-unit level.

        At the adoption of SFAS No.142 on January 1, 2002, the Company determined the recorded goodwill to be business-unit level goodwill and accordingly assessed the fair value of such asset based on discounted cash flow analysis at the business-unit level, using the Company's own assumptions.

Accounting for Derivative Instrument and Hedging Activity

        The Company uses an interest rate swap to convert its variable-rate interest payments on its mortgage ($5,558,912 at March 31, 2002) to fixed-rate payments. This interest rate swap has been designated and qualifies as a cash-flow hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

        SFAS No.133 requires the Company carry all derivative financial instruments on the balance sheet at fair value. Changes in fair value of designated, qualified and effective cash flow hedges are deferred and recorded as a component of Other Comprehensive Income (Loss) until the hedged transaction occurs and is recognized in earnings. The Company has determined that its interest rate swap was highly effective from the inception of the swap in December 2000 through March 31, 2002.

        The Company did not record the cumulative effect of adopting SFAS No. 133 as of January 1, 2001, as the Company considered the impact at adoption to be immaterial to its financial statements. The Company also did not record the effects of changes in the estimated fair value of the interest rate swap during 2001 as the Company considered the effects to be immaterial to its financial statements. As of and for the three months ended March 31, 2002, the Company recorded a non-current liability of $434,000, which represented the estimated fair value of the interest rate swap along with an unrealized after-tax loss of $265,000 in Other Comprehensive Loss, which is a component of the Stockholders' Equity.

Long-lived Assets

        Long-lived assets (primarily fixed assets of the Company) are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices, discounted estimates of future cash flows or other methods. For the three months ended March 31, 2002, the Company noted no events or changes in circumstances indicating the carrying amount of long-lived assets were not recoverable.

Accounting for Taxes

        The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for amounts it considers unrealizable. As of March 31, 2002, the Company did not provide any valuation allowance for the deferred tax assets, as management believes realization of such assets is more likely than not. This assessment is based on management's best estimate of forecasted taxable income. There can be no guarantee that the actual results will not be materially different from forecasted results.

Contingencies

        In the normal course of business, the Company is subject to certain claims and legal proceedings. We record an accrued liability for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, we do not believe that the resolution of these matters will have a material effect upon our financial condition, results of operations or cash flows for an interim or annual period.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared With Three Months Ended March 31, 2001

REVENUE

        Revenue for the three months ended March 31, 2002 decreased by $599,414, or approximately 6%, to $8,850,235 from $9,449,649 in the comparable period in 2001. The decrease in revenue was mainly due to significant revenue decrease in the Reprographic division of $902,527, offset by increase in revenue from the Imaging division of $588,070 and from the Digital Printing division of $168,555, as compared to the three months ended March 31, 2001. Revenues were also negatively affected by approximately $382,209 as a result of the Company terminating several facilities management contracts. The Company generates a large percentage of our revenue from law firms, which typically engage in large transactional matters involving business combinations. As a result of a weak economy, which in turn resulted in a significantly lower level of merger and acquisition activities, the Company experienced a lower than expected amount of revenue in its reprographic and imaging divisions. The Company does not expect this trend to continue and has seen an improvement in the number of large transactions occurring in the marketplace. In addition, the Company, in order to lessen its dependence on law firms, is actively pursuing other sources of revenue, including other market segments such as government, healthcare, insurance and Fortune 1000 organizations in general.

        Detail revenue by reporting segment is included in the Notes to Financials Statements in this quarterly report on Form 10Q.

COST OF SALES

        Cost of sales includes expenses related to compensation and benefits to employees, occupancy costs, equipment costs including depreciation, supplies, and other costs, which are directly related to providing goods and services to our clients. Cost of sales as a percentage of revenue, for the three months ended March 31, 2002 decreased to approximately 62% from approximately 67% over the comparable period in 2001. The decrease is primarily attributable to effective labor management whereby the Company increased its utilization of part-time workers as opposed to full-time workers, in handling higher demand periods and keeping costs down during slower periods. In addition to effective labor management, the Company experienced lower levels of cost of sales in its Imaging Services division, due to the implementation of internally developed software applications that automatically format and print emails, attachments, and other file types. These applications have enabled the Company to replace certain labor-intensive processes with faster and more efficient automated processing.

SALES AND MARKETING EXPENSES

        Sales and marketing expenses for the three months ended March 31, 2002, as a percentage of sales, increased to approximately 12% from approximately 10% over the comparable period in 2001. Sales and marketing expenses primarily consists of sales commissions, salaries and related costs, travel and entertainment, and other costs related to our sales staff. Selling expense fluctuates with the number of "house" account sales, on which no commissions are paid, and "commissioned" accounts on which sales commissions are paid. In addition to hiring three new account executives, the Company experienced higher commission expense for the three months ended March 31, 2002 as a result of greater number of commissioned accounts compared to house accounts, for the three months ended March 31, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expense for the three months ended March 31, 2002 was $1,979,447 compared to $1,422,004 in the comparable period in 2001, an increase of approximately $557,000.

        Significant factors that contributed to the increased expense for the three months ended March 31, 2002 include the following:

  Approximately $204,000 of the increase is due to higher administrative salaries as a result of hiring several employees in the Company's executive, human resources, accounting, and information technology departments.

  Approximately $79,000 of the increase is due to an increase in bonuses awarded to divisional managers. Effective January 1, 2002, the Company adopted a new bonus plan designated to award employees for meeting certain goals and expectations.

  Approximately $84,000 of the increase is due to increases in depreciation costs related to the purchase of computer and other information technology equipment, office equipment, and capital improvements made to our new corporate headquarters.

  Approximately $101,000 of the increase is related to costs incurred to move the Company's corporate headquarters and Virginia production center to its new location in Alexandria, Virginia. The Company completed the move in January of 2002.

OTHER INCOME AND EXPENSE

        Other income for the three months ended March 31, 2002 was $41,631 compared to $72,690 in the comparable period in 2001, a decrease of $31,059. During the three-month period in 2002, as a result of occupying the property for its corporate headquarters and Virginia production center in January of 2002, the Company did not recognize significant amounts of rental income, which was previously derived from subletting certain portions of the property. The Company currently has one tenant whose lease expires in March of 2003.

        Interest expense for the three months ended March 31, 2002 totaled $209,806 compared to $333,897 for the comparable period in 2001, a decrease of $124,091. The decrease is due to reduced overall market rates of interest related to borrowings under line of credit and certain other current debt, lower utilization of the Company's line of credit, and the expiration of financing arrangements for equipment and vehicles during 2001. The Company's line of credit balance as of March 31, 2002 was $4,713,259 compared to $5,969,151 as of March 31, 2001.

        Other expense for the three months ended March 31, 2002 decreased by $57,873 to $6,043 from $63,916 in the comparable period in 2001. Other expense consists of loss on disposal of assets, and in 2001 included expenses related to the Alexandria, VA property, which is now used as the Company's headquarters.

INCOME TAXES

        We recognized an income tax benefit of $12,069 for the three months ended March 31,2002 compared to income tax expense of $200,000 for the comparable period in 2001, an improvement of $212,069. The improvement is attributable to the adjustment of certain deferred tax assets. As a result of recognizing these items, the Company recorded a deferred tax benefit in the amount of $92,784, which offset the Company's current tax expense of $80,715, resulting in an income tax benefit of $12,069 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our expansion and growth by utilizing internally generated cash flow, long term financing, and a commercial line of credit. We anticipate the cash flow from operations and credit facilities will be sufficient to meet the expected cash requirements for the next twelve months. There can be no assurances that unforeseen events may not require more working capital than we have at our disposal.

        In order to assure additional working capital is available to fund our growth and expansion, we had available a $7,000,000 working capital line of credit as of March 31, 2002. The line of credit is subject to eligible accounts receivable. The Company has the availability to borrow, at any given time, the lesser of the established line of credit or eligible accounts receivable, which are generally defined as 75% of accounts receivable that are less than 120 days old. The working capital line of credit bears interest at the lesser of the bank's prime rate of interest or the 30-day LIBOR rate plus 2.25%. The line of credit, which expires May 31, 2002, is subject to certain financial covenants, the most significant requires the Company to maintain a minimum Net Tangible Worth, as defined in the related debt agreements, of $6,000,000. At March 31, 2002 the total borrowings of $4,713,259 were outstanding under the agreement. The Net Tangible Worth as of March 31, 2002 was $8,817,421. The Company met all its financial covenants as of March 31, 2002 and expects to remain in compliance with the covenants for the rest of the year. The Company expects to renew the line of credit arrangement in May 2002 for an additional year.

        In November 2000, the Company entered into a mortgage note payable in the amount of $5,800,000 with First Union-Wachovia Bank. The mortgage was to fund the purchase of the Alexandria, Virginia property. Under the terms of the note and interest rate swap agreements discussed earlier, the Company is required to make principal and interest payments in the aggregate of $60,495 monthly for a period of seven years. When the note becomes due in October 2007, the Company is required to make a lump-sum payment of $4,155,254. In order to manage interest costs and exposure to changing interest rates, the Company entered into an interest rate swap agreement in which the interest rate is fixed at 9.48%. The fair value of the interest rate hedge is reflected in Accumulated Other Comprehensive Loss, net of tax, as discussed earlier.

        In addition, we have obtained financing for certain equipment in the aggregate amount of approximately $2.5 million as of March 31, 2002. The notes are secured by the equipment and accrue interest at rates ranging from 4.34% to 10.25% per year and mature at various times between 2002 and 2008.

        For its short-term liquidity, the Company relies on its line of credit, the availability of which depends on the Company's accounts receivable balances and cash flows from operations. The Company may experience an inability to meet its capital requirements if any one or a combination of the following occur: significant losses from operations, significant decrease in revenues, default of certain line of credit covenants, such as the requirement that the Company must maintain a minimum net worth, causing the line of credit to be due on demand, or the default by customers, or a group of customers, with significant accounts receivable balances owed to the Company.

        In order to meet its capital requirements, the Company may seek additional sources of financing. These may include collateral based loans, capital leases and operating leases.

Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being reclassified into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of the two statements that apply to goodwill were adopted by the Company on January 1, 2002. The adoption of the standards on January 1, 2002 did not have a material impact on the Company's financial statements.

        In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued. This statement significantly changes the method of accruing for costs that an entity is legally obligated to incur in association with the retirement of fixed assets. The Company will evaluate the impact and timing of implementing SFAS No. 143, which is required no later than January 1, 2003. The Company does not expect a material impact to the financial statements from the adoption of SFAS No. 143.

        The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of this Standard did not have a material effect on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We believe our market risk exposure with regard to our financial instruments is limited to changes in interest rates. Based upon the composition of our variable rate debt outstanding at March 31, 2002, we do not believe that a hypothetical increase in the bank's prime rate of interest or the 30-day LIBOR rate would be material to net income.

        The Company's activities expose it to market risks that are related to the effects of changes in interest rates. This financial exposure is monitored and managed by the Company as an integral part of its overall risk management program. The Company's risk-management program focuses on the unpredictability of interests rates and seeks to reduce the potentially adverse effects that the volatility of these rates may have on its future cash flows. The Company maintains an interest rate risk management strategy that uses a derivative instrument to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates.

        By using a derivative financial instrument to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, does not assume repayment risk. The Company minimizes its credit (or repayment) risk in derivative instruments by 1) entering into transactions with high-quality counterparty and 2) monitoring the financial condition of its counterparty. Market risk is the risk that the value of a financial instrument might be adversely affected by a change in interest rates. The Company manages the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Part II. Other Information

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports

  (A)
  EXHIBITS

        None

  (B)
  REPORTS ON FORM 8-K

        On March 29, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission to report that the Company decided not to retain Reznick Fedder & Silverman as its independent accountant and determined to engage PriceWaterhouseCoopers LLP as its new independent accountant. The Current Report on Form 8-K attaches as an exhibit the letter from Reznick Fedder & Silverman regarding the change in accountant.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON-SITE SOURCING, INC. (Registrant)

May 15, 2002 Date	/S/ Jason Parikh Jason Parikh Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)