Form 10-Q
period 2002-09-30
ON SITE SOURCING INC
filed 2002-11-15
CIK 1012141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File No. 0-20947

ON-SITE SOURCING, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	54 – 1648470
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes ☒  No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2002:

Common Stock, $.01 par value	5,475,650 shares

ON-SITE SOURCING, INC.

ON-SITE SOURCING, INC.

BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,531	$3,282
Accounts receivable, net	8,683,412	8,103,379
Prepaid supplies	505,384	611,988
Prepaid expenses	145,096	242,818
Prepaid income taxes	295,680	38,303
Deferred tax asset	156,489	—
Notes receivable, current portion	59,855	151,580
Total current assets	9,850,447	9,151,350

Property and equipment, net	15,728,135	14,933,769
OTHER ASSETS
Goodwill	648,443	906,551
Income taxes refundable	198,969
Other assets	151,699	167,258
Total assets	$26,577,692	$25,158,928

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$3,882,165	$3,120,166
Current portion of long-term debt	1,443,651	1,314,396
Accounts payable	1,788,272	2,759,191
Accrued and other liabilities	1,301,733	738,972
Deferred income taxes	—	58,735
Total current liabilities	8,415,821	7,991,460

NONCURRENT LIABILITIES
Long-term debt, net of current portion	7,080,266	7,030,794
Deferred rent	240,505	217,143
Deferred income taxes	131,657	374,216
Interest rate swap contract	925,757	—
Total liabilities	16,794,005	15,613,613

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 20,000,000 shares authorized 5,589,240 and 5,254,259 shares issued and outstanding, respectively	55,892	52,543
Additional paid-in capital	7,883,294	7,131,139
Accumulated other comprehensive loss	(559,064)	—
Treasury stock, at cost (113,590 shares)	(396,152)	(396,152)
Retained earnings	2,799,717	2,757,785
Total stockholders’ equity	9,783,687	9,545,315
Total liabilities and stockholders’ equity	$26,577,692	$25,158,928

The accompanying notes are an integral part of these financial statements.

ON-SITE SOURCING, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(Unaudited)		(Unaudited)

Revenue	$8,594,999	$10,609,923	$27,759,426	$30,391,955

Costs and expenses:
Cost of sales	5,876,950	6,963,741	17,086,801	19,981,701
	2,718,049	3,646,182	10,672,625	10,410,254

Sales and marketing	1,172,087	1,053,949	3,553,231	2,852,399
General and administrative	2,026,176	1,522,702	6,187,748	4,596,138
Impairment of goodwill	258,107	—	258,107	—
	3,456,370	2,576,651	9,999,086	7,448,537

(Loss) income from operations	(738,321)	1,069,531	673,539	2,961,717

Other income (expense):
Other income	15,543	82,771	73,096	235,506
Other expense	(35,528)	(154,319)	(61,227)	(328,282)
Interest expense	(202,207)	(307,226)	(631,541)	(971,646)
	(222,192)	(378,774)	(619,672)	(1,064,422)

(Loss) income before taxes	(960,513)	690,757	53,867	1,897,295
Income tax (benefit) expense	(340,996)	280,575	11,935	824,674

Net (loss) income	$(619,517)	$410,182	$41,932	$1,072,621

(Loss) Earnings per share:
Basic	$(0.11)	$0.08	$0.01	$0.21
Diluted	$(0.11)	$0.08	$0.01	$0.21

Weighted-average shares outstanding:
Basic	5,471,175	5,098,886	5,364,472	4,995,379
Diluted	5,471,175	5,340,788	5,651,747	5,099,343

The accompanying notes are an integral part of these financial statements.

ON-SITE SOURCING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	Unaudited		Unaudited
Cash flows from operating activities:
Net cash provided by (used in) operations	$683,932	$(530,993)	$914,460	$1,245,490

Cash flows from investing activities:
Acquisition of property and equipment	(925,872)	(583,527)	(2,636,613)	(1,253,581)
Receipt of payments on notes receivable	34,969	43,485	91,725	75,348
Proceeds from disposition of equipment	—	—	15,777	15,000

Net cash used in investing activities	(890,903)	(540,042)	(2,529,111)	(1,163,233)

Cash flows from financing activities:
Proceeds from sale of common stock	15,963	272,272	675,175	272,271
Proceeds from collection of subscription receivable	—	—	—	50,400
Payments under debt agreements	(499,413)	(389,509)	(1,071,273)	(833,800)
Long term debt borrowing	1,250,000	—	1,250,000	—
Borrowings under line of credit	5,554,831	5,589,032	15,401,613	15,178,618
Payments on line of credit	(6,113,910)	(4,400,406)	(14,639,615)	(14,748,939)

Net cash provided by (used in) financing activities	207,471	1,071,389	1,615,900	(81,450)

Net increase in cash and cash equivalents	500	354	1,249	807
Cash and cash equivalents, beginning of period	4,031	3,881	3,282	3,428
Cash and cash equivalents, end of period	$4,531	$4,235	$4,531	$4,235

ON-SITE SOURCING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(unaudited)

1. Nature of Business

On-Site Sourcing, Inc. (the Company) was incorporated in the Commonwealth of Virginia in December 1992 and changed its state of incorporation to Delaware in January 1996.  The Company provides digital imaging, litigation reprographics, and color and digital printing to law firms and   other organizations throughout the United States. Services are primarily performed in the metropolitan areas of Philadelphia, Pennsylvania, Washington, D.C., Atlanta, Georgia, New York, New York, Gaithersburg, Maryland, and Tempe, Arizona (through October 15, 2002).  In August 2002, the Company expanded its operations to Chicago, Illinois and Wilmington, Delaware.

Effective October 15, 2002, the Company ceased production at its facility in Tempe, Arizona as result of a strategic decision to focus on larger geographic markets for growth, and to minimize current losses. The production facility represented a component of the Imaging Services Segment.

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

The financial information presented should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2001, as filed with the   Securities and Exchange Commission on Form 10-K.  The results of operations for the three and nine-month periods ended September 30, 2002 and 2001 may not be indicative of the results for the full year.

3. Summary of Significant Accounting Policies

Revenue Recognition

Revenue is primarily derived from providing reprographics, imaging, and digital printing services.   The Company recognizes revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.  Return and bad debt allowances are estimated based on specific identification and historical information.

For services that are completed but not delivered to the customers, no revenue is recognized and the associated costs, estimated based on average unit costs, are inventoried accordingly.  Such costs are included in results of operation during the same period when the related services are delivered and the revenue is recognized.

For the year ended December 31, 2001, the Company also derived revenue from facility management services.    Revenue on facility management services was recognized on a monthly basis over the contract term (typically one year) as services were performed.

Credit Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company generally sells its products to law firms and other commercial customers located in the United States.  The Company grants credit terms without collateral to its customers and has not experienced any significant credit related losses.  Accounts receivable include allowances to record receivables at their estimated net realizable value.

A customer of the Company, filed for bankruptcy during the third Quarter of 2002. The customer represents approximately 8% of accounts receivable at September 30, 2002.  As a majority of the accounts receivable from this customer relate to its post-petition transactions, the Company does not expect any significant losses on such balances.  All accounts receivable from prepetition transactions with this customer, which amounted to approximately $50,000, have been provided for in the allowance for doubtful accounts.

Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” (“SFAS No. 142”)  This statement provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination.  Under this statement, goodwill and other intangible assets with indefinite useful lives, on a prospective basis beginning January 1, 2002, will no longer be amortized.  Rather, goodwill and other indefinite-lived assets must be tested for impairment at least annually based on a fair value comparison.  Intangible assets that have finite useful lives will continue to be amortized over their respective useful lives.  Upon adoption of SFAS No. 142, the Company completed a transitional impairment test related to its goodwill and determined that no impairment existed. The effect of this accounting change is reflected prospectively from January 1, 2002.  Supplemental comparative disclosure, as if the change had been retroactively applied to the prior year periods, is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net income:
Reported net (loss) income	$(619,517)	$410,182	$41,932	$1,072,621
Goodwill amortization, net of tax	—	15,646	—	44,684
Adjusted net (loss) income	$(619,517)	$425,828	$41,932	$1,117,305

Basic (loss) income per share:
Reported net (loss) income per share	$(0.11)	$0.08	$0.01	$0.21
Goodwill amortization	—	0.00	—	0.01
Adjusted basic (loss) income per share	$(0.11)	$0.08	$0.01	$0.22

Diluted (loss) income per share:
Reported (loss) income per share	$(0.11)	$0.08	$0.01	$0.21
Goodwill amortization	—	—	—	0.01
Adjusted diluted (loss) income per share	$(0.11)	$0.08	$0.01	$0.22

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

Derivative Instrument and Hedging Activity

The Company uses an interest rate swap to convert its variable-rate interest payments on its mortgage ($5,464,836 at September 30, 2002) to fixed-rate interest payments. This interest rate swap has been designated and qualifies as a cash-flow hedge under SFAS No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.” (“SFAS No. 133”)

SFAS No.133 requires the Company to carry all derivative financial instruments on the balance sheet at fair value.  Changes in fair value of designated, qualified and effective cash flow hedges are estimated and recorded as a component of Other Comprehensive Income (Loss) until the hedged transaction occurs, which at that time, is recognized in earnings(loss).  The Company has determined that its interest rate swap was highly effective from the inception of the swap in December 2000 through September 30, 2002.

The Company did not record the cumulative effect of adopting SFAS No. 133 as of January 1, 2001, as the Company considered the impact at adoption to be immaterial to its financial statements.  The Company also did not record the effects of changes in the estimated fair value of the interest rate swap during 2001 as the Company considered the effects to be immaterial to its financial statements.  As of  and for the nine months ended September 30, 2002, the Company recorded a non-current liability of $925,757, which represented the estimated fair value of the interest rate swap, along with an unrealized after-tax loss of $559,064 in Other Comprehensive Loss, which is a component of the Stockholders’ Equity.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

4. Goodwill Impairment

In April 2000, the Company acquired Legend Lithographic, Inc and Pseudon Communications, Inc (collectively “Legend”) to expand the operations in its Digital Printing segment. As a result of this transaction, the Company originally recorded business – unit level goodwill of approximately $300,000.  During the quarter ended September 30, 2002, as a result of continued unfavorable market conditions, the Company revised its financial forecast for this acquired business unit.  Based on the revised outlook, the Company completed an assessment of the carrying amount of goodwill for this business unit division. The results of the impairment analysis indicated that the carrying amount of goodwill with this business unit exceeded its estimated fair value based on discounted cash flow.  Accordingly, the Company recorded an impairment charge for the unamortized amount of $258,107.  This charge was recorded within the Digital Printing segment and has been included in the impairment charge in the Statements of Operations.

5. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires that total comprehensive income (loss) be disclosed with equal prominence as net income (loss).   Comprehensive income (loss) is defined as changes in stockholders’ equity exclusive of transactions with owners, such as capital contributions and dividends.  The Company’s total comprehensive income (loss) is comprised of net income (loss) and other comprehensive loss, which consists of changes in the estimated fair value of the interest rate swap contract.   At September 30, 2002 and 2001, the components of comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net (loss) income	$(619,517)	$410,182	$41,932	$1,072,621
Other comprehensive loss:
Interest rate swap contract	(180,954)	—	(559,064)	—

Comprehensive (loss) income	$(800,471)	$410,182	$(517,132)	$1,072,621

6. Earnings (Loss) Per Share

Basic earnings (loss) per share excludes dilution and is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed by additionally reflecting the potential dilution that could occur, using the treasury stock method, if options to acquire common stock were exercised and resulted in the issuance of common stock. Diluted loss per share excludes the effect of common stock options because their inclusion would have been anti-dilutive.  A reconciliation of the weighted-average number of common shares outstanding assuming dilution is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)

Net (loss) income	$(619,517)	$410,182	$41,932	$1,072,621

Weighted average common shares Outstanding	5,471,175	5,098,886	5,364,472	4,995,379
Dilutive effect of outstanding stockoptions	—	241,902	287,275	103,964

Weighted average common shares outstanding, assuming dilution	5,471,175	5,340,788	5,651,747	5,099,343

Net (loss) income per share:
Basic	$(0.11)	$0.08	$0.01	$0.21
Diluted	$(0.11)	$0.08	$0.01	$0.21

For the nine months ended September 30, 2002 and 2001, 246,500 and 204,750 options respectively, were excluded from the above reconciliation, as these options were anti-dilutive for these periods because the exercise price of these options was greater than the average market price for the reporting period.  For the three months ended September 30, 2002 as a result of a net loss, 201,703 stock options were excluded from the diluted loss per share calculation, as the shares were considered anti-dilutive.

7. Segment Information

The Company is organized and operates in three significant segments:  reprographics, imaging, and digital printing services.  Until December 31, 2001, the Company also had a facility management services segment. This segment was significantly scaled down during the first quarter of 2002 as most of the service contracts were terminated by the Company.   At September 30, 2002, the Company has one such contract remaining.  Management does not view this division as a separate segment for the nine months ended September 30, 2002.

Reprographics involves the copying and management of large amounts of documents extracted in their original format, from the offices and files of our customers. Our reprographic services include copying, binding, drilling, labeling, collating, assembling and quality review.  Our reprographic centers, currently located in Virginia, New York, Pennsylvania, Georgia, Illinois, Delaware, and Arizona (through October 15, 2002), are open 24 hours a day, seven days a week to handle the prompt turn-around time often requested by our customers. A typical job ranges in size from single documents with a small number of pages to multiple sets of documents, which can exceed a million pages. A job is typically picked up by our in-house dispatch service and brought back to our production center. The jobs are then processed per the customer’s instructions and reviewed by our quality control staff. Documents are then returned to the client via our dispatch service. Reprographic jobs are generally billed on a job-by-job basis, based on the number of copies and the level of difficulty in copying the original documents. Each of our reprographic centers are staffed with in-house technicians which service our copiers in the event they need repairs.

Imaging services involves the conversion or transfer of traditional paper and electronic documents into electronic media or vice-versa. Services provided in our Imaging Services Division primarily cater to law firms. A typical job involves a law firm that is representing a client in a litigation matter. In order for the law firm to prepare for its case, it often must review a large number of documents, emails, and email attachments. As a result, the law firms often have a need to search and retrieve appropriate documents in a timely and efficient manner. In order to help meet this need, our Imaging Services Division offers case management consulting, electronic scanning of documents, converting email, attachments and other electronic files to images, indexing/coding, optical character recognition, electronic discovery, blowback printing, training, technical support and electronic document search and retrieval services. Imaging services are typically billed on a job-by-job basis, based on the number of images and complexity of the retrieval applications.

Digital Printing services include both black and white and color digital production of catalogs, brochures, postcards, stationary, direct mail, newsletters, and exhibit materials. Our customers  include  organizations requiring print media. In addition, we also provide ancillary services, which include graphic design, mailing, special finishing, storage, fulfillment, and delivery services. Printing jobs are typically billed on a job-by-job basis depending on several factors, including quantity, number of colors, quality of paper, and graphic design time.

The Company evaluates its segments’ performance based on revenue and profit and loss from operations before allocation of corporate administrative expenses and income taxes.  A summary of the Company’s operating segments is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenue
Reprographics	$4,249,316	$5,938,952	$13,880,331	$17,491,987
Imaging	3,338,372	3,164,805	10,729,559	8,607,253
Digital printing	782,016	889,148	2,466,801	2,299,582
Facility management	—	617,018	—	1,993,133
Other	246,661	—	828,629	—
Inter-segment elimination	(21,366)	—	(145,894)	—

Total revenue	$8,594,999	$10,609,923	$27,759,426	$30,391,955

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
(Loss)Income before taxes:
Reprographics	$264,082	$1,200,345	$2,172,610	$3,529,248
Imaging	824,116	921,021	3,214,525	2,637,326
Digital printing	(468,120)	(89,114)	(553,828)	(563,234)
Facility management	—	16,664	—	195,270
Other	42,005	—	164,878	—
Corporate administrative expenses	(1,622,596)	(1,358,159)	(4,944,318)	(3,901,315)

Total (loss) income before taxes	$(960,513)	$690,757	$53,867	$1,897,295

8. Line of Credit

The Company has available a $7,000,000 working capital line of credit as of September 30, 2002.   The line of credit is subject to certain financial covenants the Company must meet each quarter.  Per the terms of the agreement, the Company is required to maintain an Interest Coverage Ratio, as defined, in excess of 2.0:1.  For the three months ended September 30, 2002, the Company’s Interest Coverage Ratio was 1.77:1 and thus was not in compliance with this covenant.  The Company has received a waiver on this covenant from the bank through December 31, 2002.  The Company met all other financial covenants for the three months ended September 30, 2002 and, at this time, expects to remain in compliance with all of the covenants within the next twelve months. In the event that the Company is not in compliance with debt covenants, the bank has the right to call for immediate payments on some or all debt borrowings covered under the debt agreements (approximately $12 million). If such an event were to occur, the company may be forced to seek alternative sources of funding.  The Company does not believe such event is likely to occur.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

On-Site Sourcing, Inc. (On-Site, the Company, we, us, or our) provides document and information management services through its facilities in the greater Atlanta, Baltimore, New York City, Philadelphia, Washington, D.C., Chicago, and Wilmington metropolitan areas, and served clients on the West Coast through its Tempe, Arizona facility (through October 15, 2002).  We help clients in information-intensive industries manage large volumes of documents and information, allowing them to concentrate on their core business operations. Our target clients typically generate large volumes of documents and information that require specialized processing, distribution, storage, and retrieval.  Our typical clients include law firms, insurance companies, healthcare organizations, non-profit organizations, accounting, consulting and finance firms and other organizations throughout the East Coast of the United States.  We plan to leverage our relationships with the existing top 100 law firms to build a solid base of legal revenues in the Chicago market.  The Wilmington office will serve as a small production center to service key accounts in the area with a faster, more efficient turn-around time.  Both offices will focus on imaging, electronic file processing, and legal copy services.  We also provide commercial printing services utilizing digital printing technology in our facilities in the Washington, D.C. area.  As noted in Footnote 1 to the financial statements, effective October 15, 2002, the Company ceased production at its facility in Tempe, Arizona as result of a strategic decision to focus on larger geographic markets for growth, and to minimize current losses. The production facility represented a component of the Imaging Services Segment.

On–Site was originally incorporated in Virginia in December 1992, and changed its state of incorporation to Delaware in March 1996.

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

Revenue Recognition

Revenue is primarily derived from providing imaging, reprographics and digital printing services.   The Company recognizes revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.  Return and bad debt allowances are estimated based on specific identification and historical information.

For services that are completed but not delivered to the customers, no revenue is recognized and the associated costs, estimated based on average unit costs, are inventoried accordingly.  Such costs are included in results of operation during the same period when the related services are delivered and the revenue is recognized.

The Company also derives revenue from facility management services.    Revenue on facility management services is recognized on a monthly basis over the contract term (typically one year) as services are performed.

Included in “Accounts receivable, net” on our Balance Sheets is an allowance for doubtful accounts.  Generally, before we do business with a new client, we have a credit check performed on that company to determine if they have a satisfactory credit rating.  Senior management reviews the accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectable.  After all attempts to collect the receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, we believe our allowance for doubtful accounts as of September 30, 2002 is adequate.  However, no assurances can be given that actual write-offs will not exceed the recorded allowance.

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

As noted in Footnote 4 to the financials statements, during the quarter ended September 30, 2002, as a result of continued unfavorable market conditions, the Company revised its financial forecast for a business unit in the Digital Printing segment.  Based on the revised outlook, the Company performed an assessment of the carrying amount of goodwill for this business unit. The results of the impairment analysis indicated that the carrying amount of goodwill with this division exceeded its estimated fair value.  Accordingly, the Company recorded an impairment charge for the full carrying amount of $258,107.  This charge was recorded within the Digital Printing segment and has been included in the impairment charge in the Statements of Operations.

Accounting for Derivative Instrument and Hedging Activity

The Company uses an interest rate swap to convert its variable-rate interest payments on its mortgage ($5,464,836 at September 30, 2002) to fixed-rate interest payments. This interest rate swap has been designated and qualifies as a cash-flow hedge under SFAS No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities.”

SFAS No.133 requires the Company to carry all derivative financial instruments on the balance sheet at fair value.  Changes in fair value of designated, qualified and effective cash flow hedges are deferred and recorded as a component of Other Comprehensive Income (Loss) until the hedged transaction occurs, which at that time is recognized in earnings(loss).  The Company has determined that its interest rate swap was highly effective from the inception of the swap in December 2000 through September 30, 2002.

The Company did not record the cumulative effect of adopting SFAS No. 133 as of January 1, 2001, as the Company considered the impact at adoption to be immaterial to its financial statements.  The Company also did not record the effects of changes in the estimated fair value of the interest rate swap during 2001 as the Company considered the effects to be immaterial to its financial statements.  As of and for the nine months ended September 30, 2002, the Company recorded a non-current liability of $925,757, which represented the estimated fair value of the interest rate swap along with an unrealized after-tax loss of $559,064 in Other Comprehensive Loss, which is a component of Stockholders’ Equity.

Long-lived Assets

Long-lived assets (primarily property and equipment of the Company) are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. Note that goodwill and other indefinite-lived intangible assets are not included in this definition of “long-lived assets”, but rather are accounted for under a different standard, SFAS No. 142, as noted above. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices, discounted estimates of future cash flows or other methods. For the nine months ended September 30, 2002, the Company did not note any events or changes in circumstances indicating the carrying amount of long-lived assets were not recoverable.

Accounting for Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for amounts it considers unrealizable.  As of September 30, 2002, the Company did not provide any valuation allowance for the deferred tax assets.  This assessment is based on management’s best estimate of forecasted taxable income.   There can be no guarantee that the actual results will not be materially different from forecasted results.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2002 Compared with Three and Nine Months Ended September 30, 2001

REVENUE

Revenue for the three months ended September 30, 2002 decreased by $2,014,924, to $8,594,999 from $10,609,923 in the comparable period in 2001.  Revenue for the nine months ended September 30, 2002 decreased by $2,632,529 to $27,759,426 from $30,391,955 in the comparable period in 2001.

As compared to the comparable periods for 2001, revenues in the Company’s Reprographic division for the three and nine months ended September 30, 2002, decreased $1,689,636 and $3,611,656, respectively.  This decrease was partially offset by an increase in revenue from the Company’s Imaging division of $173,567 and $2,122,306, as compared to the three and nine months ended September 30, 2001. Revenues were negatively affected by approximately $370,357 and $1,164,504, for the three and nine months ended September 30, 2002, respectively, as a result of the Company terminating several facilities management contracts during the first quarter of 2002.

The Company generates a large percentage of its revenue from law firms, which typically engage in large transactional matters involving business combinations. As a result of a weak economy, which in turn resulted in a significantly lower level of merger and acquisition activities, the Company experienced a lower than expected amount of revenue in its reprographic and imaging divisions.  The Company, in order to lessen its dependence on law firms, is actively pursuing other sources of revenue, including other market segments such as government, healthcare, insurance and Fortune 1000 organizations.

Revenue by reporting segment is included in the Notes to Financials Statements in this quarterly report on Form 10Q.

COST OF SALES

Cost of sales includes expenses related to compensation and benefits to employees, occupancy costs, equipment costs including depreciation, supplies, and other costs, which are directly related to providing goods and services to our clients. As a percentage of revenue, cost of sales for the three months ended September 30, 2002, as compared to the comparable period in 2001, increased from approximately 65.6% to approximately 68.4%.  The increase was primarily due to production related efficiencies the Company was not able to achieve as a result of a significant decrease in revenues. In addition to costs associated with opening a new Chicago, Illinois office, other factors, which negatively affected cost of sales, included losses experienced in both the Company’s Arizona office and the Company’s Digital Printing Division.

As a percentage of revenue, cost of sales for the nine months ended September 30, 2002, as compared to the comparable period in 2001, decreased from approximately 65.7% to approximately 61.6%.  The decrease is primarily attributable to the Company experiencing lower levels of cost of sales in its Imaging Services division, due to the implementation of internally developed software applications that automatically format and print emails, attachments, and other file types.  These applications continue to be improved and have enabled the Company to replace certain labor-intensive processes with faster and more efficient automated processing.

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the three months ended September 30, 2002, as a percentage of revenue, increased to approximately 13.6% from approximately 9.9% in the comparable period in 2001.  For the nine months ended September 30, 2002, sales and marketing expense, as a percentage of revenue, increased to approximately 12.8% from approximately 9.4% in the comparable period in 2001.  Sales and marketing expense primarily consists of sales commissions, salaries and related costs, travel and entertainment, and other costs related to our sales staff.  Selling expense fluctuates with the number of  “house” account sales, on which no commissions are paid, and “commissioned” accounts on which sales commissions are paid.  In addition to hiring 14 new account executives and three national sales representatives since January 1, 2002, the Company experienced higher commission expense for the three and nine months ended September 30, 2002 as a result of a greater number of commissioned accounts compared to house accounts, for the three and nine months ended September 30, 2001. As of August 2002, the company terminated its national account program. As a result, three national account executives were released from the Company’s employment.  For the nine months ended September 2002 the Company incurred costs of approximately $100,000 related to the cessation of the National Account Program.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expense for the three months ended September 30, 2002 was $2,026,176 compared to $1,522,702 in the comparable period in 2001, an increase of approximately $503,500.  General and administrative expense for the nine months ended September 30, 2002 was $6,187,748 compared to $4,596,138 in the comparable period in 2001, an increase of approximately $1,591,600.

Significant factors that contributed to the increased expense for the three and nine months ended September 30, 2002 include the following:

Approximately $348,500 and $649,500 of the increase for the three and nine months ended September 30, 2002 respectively, compared to the three and nine months ended September 30, 2001, is due to higher administrative salaries as a result of hiring several employees in the Company’s executive, human resources, accounting, and information technology departments.

Approximately $43,100 and $170,100 of the increase for the three and nine months ended September 30, 2002 respectively, compared to the three and nine months ended September 30, 2002 is due to increased travel between cities by executive and management level employees to monitor and improve the operations of the various production facilities.

Approximately $79,900 and $255,000 of the increase for the three and nine months ended September 30, 2002 respectively, compared to the three and nine months ended September 30, 2001 is due to an increase in depreciation costs related to the purchase of computer and other information technology equipment, office equipment, and capital improvements made to our corporate headquarters.

Approximately $74,800 and $317,200 of the increase for the three and nine months ended September 30, 2002 respectively, compared to the three and nine months ended September 30, 2001 is related to various increased office expenses and outside services.

Office expenses include costs incurred to move the Company’s corporate headquarters and Virginia production center to its new location in Alexandria, Virginia, and costs incurred to maintain and make improvements to the new location.  Included in professional & outside services are costs related to placement fees for management level employees, auditor fees, and outside legal counsel fees.

IMPAIRMENT OF GOODWILL

As noted previously, the Company recorded an impairment charge for the full carrying value of goodwill in a business unit in the amount of $258,107, during the quarter ended September 30, 2002.

OTHER INCOME AND EXPENSE

Other income for the three months ended September 30, 2002 was approximately $15,500 compared to approximately $82,800 in the comparable period in 2001, a decrease of approximately $67,300.  Other income for the nine months ended September 30, 2002 was approximately $73,100 compared to approximately $235,500 in the comparable period in 2001, a decrease of approximately $162,400.  The higher income in the three and nine month periods in 2001 was attributable to rental income generated from subletting portions of the building purchased by the Company in Alexandria, VA.  During the three and nine month periods in 2002, as a result of occupying the property for its corporate headquarters and Virginia production center in January of 2002, the Company did not recognize significant amounts of rental income, which was previously derived from subletting certain portions of the property. The Company currently has one tenant whose lease expires in January of 2003.

Interest expense for the three months ended September 30, 2002 totaled approximately $202,200 compared to approximately $307,200 for the comparable period in 2001, a decrease of approximately $105,000.  Interest expense for the nine months ended September 30, 2002 totaled approximately $631,500 compared to approximately $971,600 for the comparable period in 2001, a decrease of approximately $340,100.  The decrease is due to reduced overall market rates of interest related to borrowings under credit agreements and certain other current debt arrangements, lower utilization of the Company’s line of credit, and the expiration of financing arrangements for equipment and vehicles. The Company’s line of credit balance as of September 30, 2002 was $3,882,165 compared to $6,239,277 as of September 30, 2001.

Other expense for the three months ended September 30, 2002 decreased by approximately $118,800 to approximately $35,500 from approximately $154,300 in the comparable period in 2001.  Other expense for the nine months ended September 30, 2002 decreased by approximately $267,100 to approximately $61,200 from approximately $328,300 in the comparable period in 2001.  Other expense includes losses incurred as a result of disposal of certain non-performing assets for the nine months ended September 30, 2002 and, in the comparable period in 2001, included expenses related to the maintenance of the Alexandria, VA property, which is now used as the Company’s headquarters.

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

In order to assure additional working capital is available to fund our operations, we had available a $7,000,000 working capital line of credit as of September 30, 2002. The line of credit is subject to eligible accounts receivable.  The Company has the capacity to borrow, at any given time, the lesser of the established line of credit or eligible accounts receivable, generally defined as 75% of accounts receivable that are less than 120 days old.  The working capital line of credit bears interest at the lesser of the bank’s prime rate of interest or the 30-day LIBOR rate plus 2.20%. The line of credit, which expires May 31, 2003, is subject to certain financial covenants; the most significant requires the Company to maintain a minimum Net Tangible Worth, as defined in the related debt agreements, of $6,000,000.  At September 30, 2002 total borrowings of  $3,882,165 were outstanding under the agreement.  The Net Tangible Worth as of September 30, 2002 was $9,060,462.

Per the terms of the agreement, the Company is also required to maintain an Interest Coverage Ratio, as defined, in excess of 2.0:1.  For the three months ended September 30, 2002, the Company’s Interest Coverage Ratio was 1.77:1 and thus was not in compliance with this covenant.  The Company has received a waiver on this covenant from the bank through December 31, 2002.  The Company met all other financial covenants for the three months ended September 30, 2002 and at this time, expects to remain in compliance with all of the covenants within the next twelve months. In the event that the Company is not in compliance with debt covenants, the bank has the right to call for immediate payments on some or all debt borrowings covered under the debt agreements. If such an event were to occur, the company may be forced to seek alternative sources of funding.  The Company does not believe such an event is likely to occur.

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

In September 2002, the Company entered into a note payable in the amount of $1,250,000 with First Union – Wachovia Bank.  The note was obtained to create additional borrowing capacity under the line of credit agreement.  Under the terms of the note, the Company is required to make monthly principal and interest payments in the aggregate of $34,722 for a period of three years.  The unpaid principal amount bears interest at a fluctuating annual rate equal to the 1 – Month LIBOR rate plus 2.50%.

In addition, we have obtained financing for certain equipment in the aggregate amount of approximately $2,500,000 as of September 30, 2002.   The notes are secured by the equipment and accrue interest at rates ranging from 4.34% to 10.25% per year and mature at various times between 2002 and 2008.

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

In order to meet its capital requirements, the Company may seek additional sources of financing.  These may include collateral-based loans, capital leases and operating leases.

The following summarizes, as of September 30, 2002, our obligations and commitments to make future payments (principal and interest) under contracts, such as debt and lease arrangements, and under contingent commitments, such as debt guarantees.  We expect to fund such obligations from cash generated from operations activities and funding from our line of credit.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Line of Credit	$3,882,165	$3,882,165	$—	$—	$—
Building Mortgage	7,845,450	725,940	1,451,880	1,451,880	4,215,750
Long-Term Debt	3,127,147	1,137,485	1,652,657	337,005
Capital Lease Obligations	174,078	134,128	39,950
Operating Lease, Rental & Lease Commitments	6,682,901	1,988,152	2,786,136	1,408,225	500,388
Total Contractual Cash Obligations	$21,711,741	$7,867,870	$5,930,623	$3,197,110	$4,716,138

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

The FASB also recently issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Bulletin Opinion No. 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of this Standard at January 1, 2002 did not have a material effect on the Company’s financial statements.

In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability.  Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan.  The new standard is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.  The Company does not believe that SFAS No. 146 will have a material effect on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe our primary market risk exposure with regard to our financial instruments is limited to changes in interest rates. Based upon the composition of our variable rate debt outstanding at September 30, 2002, we do not believe that a hypothetical increase in the bank’s prime rate of interest or the 30-day LIBOR rate would be material to net income.

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

By using a derivative financial instrument to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk.  Credit risk is the risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates repayment risk for the Company.  When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, does not assume repayment risk.  The Company minimizes its credit (or repayment) risk in derivative instruments by 1) entering into transactions with a high-quality counterparty and 2) monitoring the financial condition of its counterparty.  Market risk is the risk that the value of a financial instrument might be adversely affected by a change in interest rates.  The Company manages the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Item 4. Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, each of the chief executive officer and the chief financial officer of the Company has concluded that the Company’s disclosure controls and procedures are effective in connection with the Company’s filing of this quarterly report on Form 10-Q for the period ended September 30, 2002.

There were no significant changes in the Company’s internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the Company’s internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

Part II.  Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On October 15, 2002, the Company ceased production at its facility in Tempe, Arizona, as a result of a strategic decision to focus on larger geographic markets for growth, and to minimize current losses.  The equipment from this facility will be distributed to the Company’s other facilities.  The lease for the Arizona facility expires in August 2003. The Company plans to sublease the facility until the lease expires.  The Company does not expect the costs of moving the equipment or losses from the subleasing arrangement, if any, to be material.

Item 6.	Exhibits and Reports

(A)	EXHIBITS

Exhibit 10.23 Certication Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 10.24 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 10.25 Third Modification of Amended and Restated Revolving Line of Credit Loan Agreement, Term Loans Agreement and Security Agreement. Dated September 25, 2002 with Wachovia Bank.

Exhibit 10.26 $1,250,000 Term Note Agreement. Dated September 25, 2002 with Wachovia Bank.

(B)	REPORTS ON FORM 8-K
None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON-SITE SOURCING, INC.
(Registrant)

November 14, 2002	/s/ Jason Parikh
Date	Jason Parikh Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

I, Christopher Weiler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of On-Site Sourcing, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Christopher Weiler

Christopher Weiler
Chief Executive Officer
November14, 2002

CERTIFICATIONS

I, Jason Parikh, certify that:

1. I have reviewed this quarterly report on Form 10-Q of On-Site Sourcing, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jason Parikh

Jason Parikh
Chief Financial Officer
November14, 2002