Form 10-K
period 2002-12-31
ON SITE SOURCING INC
filed 2003-03-27
CIK 1012141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-24982

ON-SITE SOURCING, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	54-1648470
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

832 North Henry Street, Alexandria, Virginia	22314
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(703) 276-1123
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS:	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  YES ☐ No ☒

At March 21, 2003 the registrant had 5,494,225 shares of common stock (the “Common Stock”) outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $6,359,483.  The aggregate market value was determined based on the closing price of the Common Stock on the NASDAQ Small Cap Market on March 21, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of the Registrant which will be filed with the Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III.

ON-SITE SOURCING, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

This Annual Report on Form 10-K contains forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions.  Such statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the factors identified in Part I, Item 1 of this Report. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 1. Business

General

On-Site Sourcing, Inc. (“On-Site,” “the Company,” “we,” “us,” or “our”) provides document and information management services through its facilities in the greater Atlanta, Baltimore, New York City, Philadelphia, Washington, D.C., Chicago, Wilmington, and Tempe (through October 15, 2002) metropolitan areas.  We help clients in information-intensive industries manage large volumes of documents and information, allowing them to concentrate on their core business operations.  Our target clients typically generate large volumes of documents and information that require specialized processing, distribution, storage, and retrieval.  Our typical clients include law firms, insurance companies, healthcare organizations, non-profit organizations, accounting, consulting and finance firms and other organizations throughout the United States.  In August 2002 we began to serve clients in the Chicago, Illinois and Wilmington, Delaware areas through the opening of two new offices.

Effective October 15, 2002, the Company ceased production at its facility in Tempe, Arizona as a result of a strategic decision to focus on larger geographic markets for growth and to minimize current losses.  The Arizona production facility represented a component of the Imaging Services Segment.

On-Site was originally incorporated in Virginia in December 1992, and changed its state of incorporation to Delaware in March 1996. Our principal executive offices are located at 832 North Henry Street, Alexandria, Virginia  22314, and our telephone number is (703) 276-1123. Our common stock trades on the Nasdaq Small Cap Market under the symbol “ONSS.”

Strategy

Our goal is to become a national, single source provider of document and information management services and printing services for clients in our targeted industries. To achieve this goal, we intend to continue implementing a focused business strategy based on the following elements:

•                  Broaden Our Geographic Presence.  We intend to expand our geographic presence to gain access to new markets for clients. We believe that expanding our geographic presence will also help us gain access to additional clients in our existing markets which have document and information management needs in multiple regions of the United States.  We will identify attractive geographic markets based on the potential client base and level of demand for our services. We currently have offices in the greater Atlanta, Baltimore, New York City, Philadelphia, Washington, D.C., Chicago, Illinois and Wilmington, Delaware metropolitan areas.

•                  Expand and Diversify Our Client Base.  We continue to market our document and information management services to additional information-intensive industries, especially the federal government, in order to gain access to new client markets.  In addition to the GSA Federal Supply Schedule, which was awarded in December 2001, the Company has also secured a subcontract role on the NIH IMAGE World2 contract, which is a government wide acquisition vehicle (GWAC) from which any federal government agency can buy services.  During 2002, the Company established a significant pipeline of potential new government business and submitted a number of proposals.

•                  Implement New Technology.  We continually seek to identify and implement new technologies that can better fulfill the document and information management needs of our clients, including technologies such as web-based applications and mass storage devices.

•                  Expand and Diversify Our Document and Information Management Services.  We seek to expand and diversify our service offerings, particularly our electronic file processing capabilities, with the goal of enabling existing and potential clients to obtain all of their data and information management services from us.

•            Seek Strategic Acquisitions.  We seek strategic acquisitions that we believe will expand our client base and increase our cross-selling opportunities.  Our goal is to identify acquisition candidates that can help us gain access to information-intensive industries in addition to the industries that we currently serve.  We also believe that such acquisitions can help us achieve greater economies of scale and help expand the scale and depth of our service offerings in existing markets.

Segments

We have three significant operating segments including, imaging, reprographics and digital printing, each of which is described below.  Prior to 2002, we also operated an additional segment, facilities management services, which involved the on-premises management of a client’s support services, including mailroom operations, facsimile transmission, records and supply room management and copying services.  We canceled several of our facilities management contracts in 2001 and we currently have only one ongoing facilities management engagement.  Segment disclosures are presented in Note 17 of the Notes to Financial Statements included in this Annual Report on Form 10-K.

Our Services

The services we offer generally fall into three different categories:  imaging, reprographics and digital printing.

Imaging.  Our imaging services consist of both image and data capture services, which generally involve the scanning, conversion and/or extraction of data from various media into electronic form, and data management services, which involves the storage and manipulation of data in electronic form.  We offer imaging services through our Illinois, Delaware, Georgia, New York, and Virginia facilities; prior to October 15, 2002 we also offered these services through our Arizona facility.  We license various third-party software applications in connection with our imaging services, including Concordance, Summation, iConect, Dataflight and IPRO.

Clients seek to convert and store data in electronic form for various reasons.  For clients that are required to retain data for long periods of time for legal, regulatory or compliance reasons, the electronic medium offers a number of advantages.  Compared to paper-based storage, data stored in electronic form is often more secure, and takes less space.  For clients that require constant or frequent access to their stored data, or occasional reference to the data in support of ongoing business operations, the electronic format allows the manipulation of large amounts of data quickly and efficiently.  Maintaining data in electronic form permits clients to:

•                  retrieve the data quickly;

•                  organize the information in multiple indexing and text-search formats;

•                  have the data distributed at multiple locations; and

•                  avoid the logistical problems and costs of paper-based storage.

Our image and data capture services generally involve the scanning of paper documents into electronic format through optical scanners, the conversion of electronic files into other electronic formats and the extraction of data from electronic files.  We can store electronic information as an image, or, using optical character recognition and other technologies, extract data from an electronic file and store it in a database format.  Extracted data can be more easily manipulated and offer additional processing options.  Our investment in document scanners, software licenses, proprietary software programs and other imaging technology, combined with the experience of our personnel in the scanning and conversion process, enable us to perform the scanning, conversion and extraction process more efficiently, more effectively and in a shorter period of time than our clients.  These investments, together with our ability to simultaneously draw on the resources of our various facilities, enable us to handle information and document management projects on a scale and volume that our clients and many of the smaller competitors in our industry, cannot manage.

Our data management services consist of the storage, indexing, formatting, retrieval, delivery and return to storage of electronic data in a rapid time frame.  These services offer clients the benefits of electronic storage and retrieval without having to purchase their own electronic storage and retrieval system.  Clients can use our data management services to access large volumes of stored documents or data immediately, in a manner that would be impossible using conventional, paper-based filing systems.  We can index stored electronic data by several criteria, allowing a client to use simple but precise computer search techniques to rapidly access individual documents or types of documents.  We also have the capability to print large volumes of electronic data at a high rate of speed, known as “blowback” printing, when a client requires hard copies of certain electronically stored documents.  Our technical support staff assists clients in developing customized indexing systems and selecting appropriate file formats for the stored data.  Our staff also helps train clients in the use of, and provides on-going support for, various imaging-related software applications.

We can store electronic data, whether in original or extracted form, on a variety of media.  The type of storage medium selected depends on the type of data and the needs of the client, including factors such as:

•                  the need for access to and control over the data;

•                  the length of time the data needs to be stored;

•                  the reasons for storing the data, such as for litigation support, regulatory compliance or other reasons; and

•                  the degree of security required for the data.

Data for which immediate and frequent access is required are often stored on-line in Internet-based repositories, while less time-critical data are often stored off-line on a magnetic medium, such as computer tapes or diskettes, or on optical laser discs, such as compact discs.  Our technical support staff assists clients in selecting the storage medium most appropriate for their needs.

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

As of March 21, 2003, we owned the following equipment for use in our imaging segment:

•                  54 black and white blowback stations;

•                  27 high-speed black and white scanning stations;

•                  18 quality control stations for our blowback and scanning processes;

•                  three scanners for scanning color documents; and

•                  one scanner for scanning oversize documents.

Our billing methodology for imaging services depends on the type of service provided.  For scanning and blowback printing, we typically charge the client on a per-page basis.  For coding, we typically charge the client on a per-page basis and according to the number of fields coded on each page.  We generally bill services involving data extraction, manipulation, indexing, formatting and similar services on a per-file basis.  For our data storage services, we typically charge the client a fee based on the amount of data to be stored and length of storage, as well as licensing fees for the third-party software applications we use to store and retrieve the data. Our imaging services accounted for approximately 39%, 29% and 27% of our consolidated revenues for the years ended December 31, 2002, 2001, and 2000, respectively.

Reprographics.  Reprographics involves the copying and management of large amounts of paper documents, extracted in their original format from the offices and files of our clients.  Despite the advantages and increasing popularity of electronic data storage, stored information remains primarily paper-based.  As discussed above, the law firms that comprise a substantial portion of our client base often must review and manage large volumes of documents in connection with litigation or administrative cases, much of them in paper form.  It is often critical for these firms to accurately record, track and label each of the documents involved in the particular case, have large numbers of these documents photocopied for other participants in the case and manage and organize these documents.  We also provide reprographic services to insurance companies, healthcare organizations, non-profit organizations, accounting, consulting and finance firms and other organizations that typically deal with large amounts of paper-based documents. The typical reprographic services we provide include photocopying, binding, hole-punching, Bates stamping (which involves stamping or applying numbers to individual pages), labeling, collating, assembling and quality review.

We offer reprographics services through our Illinois, Delaware, Georgia, New York, Pennsylvania, Washington, D.C., and Virginia facilities; prior to October 15, 2002 we also offered these services through our Arizona facility.  Our reprographics services are available 24 hours a day, seven days a week in order to provide the prompt turn-around time often required by our clients.  A typical job can range in size from single documents with a small number of pages to multiple sets of documents involving more than a million pages.

We maintain an in-house dispatch staff of approximately 45 persons, and own or lease a fleet of approximately 25 vehicles, for our courier and shipment needs.  Generally, our in-house courier service picks up a reprographics job from the client’s facility and delivers it to our production center.  At our production center, we process the job according to the client’s instructions and our in-house dispatch staff returns the processed documents as directed by the client.  Our quality control process extends from the beginning of the job through completion, enabled by our proprietary box-tracking system, BoxTrax that tracks each box of documents as it is processed through our system.  Dedicated project managers monitor the progress of each job throughout the production process.  Our quality control personnel check each page of the reproduced documents to verify legibility, correct page order and number of pages copied.

As of March 21, 2003, we owned or leased approximately 179 photocopiers for use in our reprographics segment, including:

•                  134 black and white photocopiers, of which 83 were owned and 51 were leased;

•                  seventeen high-speed black and white photocopiers, of which two were owned and fifteen were leased;

•                  thirteen color photocopiers, of which three were owned and ten were leased;

•                  three Docutech machines, all of which were owned; and

•                  twelve photocopiers for copying oversized documents, of which ten were owned and two were leased.

We also maintain a staff of in-house technicians at each of our reprographics centers to service our photocopiers and other reprographics equipment.

We generally charge for our photocopying services on a page-by-page basis, depending on the level of difficulty involved in the photocopying, and for our other reprographics-related services on a time and materials basis.  Our reprographic services accounted for approximately 50%, 57% and 59% of our consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

Digital Printing.  The digital printing services we offer include both black and white and color digital production of catalogs, brochures, postcards, stationery, direct mail, newsletters, and exhibit materials.  We also provide services ancillary to these printing services, including graphic design, mailing, special finishing, storage, fulfillment, and delivery services.  Our target clients for these services include our existing imaging and reprographics clients as well as other commercial organizations requiring print media.  Our clients typically use our digital printing services to produce marketing, business development and similar materials.  We offer digital printing services through our Virginia and Maryland facilities.

As of March 21, 2003, we owned and leased the following equipment for use in our digital printing segment:

•                  four color press machines, all of which were owned;

•                  four letterpresses, all of which were owned;

•                  one color photocopier, which was leased;

•                  four Docutech copy machines, of which three were owned and one was leased; and

•                  four graphic design stations.

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

We typically charge for printing services on a time and materials basis, depending on several factors, including whether the work involves electronic or print press printing, quantity of items printed, number of colors involved in the printing, quality of paper used and graphic design time.  Our digital printing services accounted for approximately 8%, 7% and 5% of our consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively.  We began offering digital printing services in April 2000.

Clients

Our clients include law firms, insurance companies, healthcare organizations, non-profit organizations, accounting, consulting and finance firms and other organizations throughout the United States.  Our clients include many of the largest law firms in the markets we serve.  No single client accounted for more than 10% of our consolidated revenues for any of our last three fiscal years.

The Company continues to make progress in pursuit of business in the Federal Government sector.  We have begun marketing our services to several federal agencies such as the Department of Justice and Health and Human Services.  We have also begun marketing our services to large government prime contractors.

Competition

The document and information management services industry is highly competitive. With respect to each of our segments,

we face competition from the following general categories of businesses:

•                  the in-house document management capability of our existing and potential clients;

•                  various privately-held regional and local companies; and

•                  publicly-held companies such as Sourcecorp Inc. and Imagemax, Inc., and the document and information management services divisions of larger publicly-held companies such as IKON Office Solutions Inc., Pitney Bowes Management Services, Inc., Xerox Corp., Iron Mountain Incorporated and Kroll Incorporated.

In each of our segments, we compete primarily on the basis of price, scope and scale of technology, quality of service, reputation for reliability, ability to handle large projects, scope of distribution network, and client service and support.  We believe that we generally compete effectively based on these factors, for reasons that include our competitive pricing, our capacity to handle large-volume jobs, our significant investments in technology and the wide range of document and information management services we offer to our clients.

Sales and Marketing

Our sales and marketing efforts target law firms, insurance companies, healthcare organizations, non-profit organizations, accounting, consulting and finance firms, various state and federal agencies and other information-intensive businesses of various sizes.  As of March 21, 2003, our dedicated sales and marketing force consisted of approximately 40 personnel, including sales managers, account executives and sales assistants. Our sales model employs a three-tiered approach for deploying sales coverage in the geographic areas we serve. Our account executives act as the primary client contacts, supported by sales assistants for larger and more complex jobs. Our sales assistants assist the account executives in day-to-day matters and facilitate interaction between the client and our production departments. We believe this model provides an effective training ground for training and developing qualified account executives, and many of our sales assistants move on to become account executives.  Our senior management also participates in our sales and marketing efforts.  We generate sales leads through referrals from clients, leveraging off the experience and relationships of our senior management team, responses to requests for proposals, strategic partnerships and alliances with companies that serve similar clients, advertisements in trade journals, as well as through the marketing activities described below.  Our account executives receive a fixed salary during their first six to nine months of employment with us, and thereafter their compensation is entirely commission-based.

Our marketing strategy seeks to make existing and prospective clients aware of the range and level of services we provide, generate leads for our sales force and differentiate us in the information management services industry.  Our marketing strategy employs the following targeted sales and marketing activities:

•                  we maintain an Internet site which describes our company and the services we offer;

•                  using our internal digital printing capabilities, we have developed marketing materials specific to the particular industries we target;

•                  we make telephone calls to potential clients in targeted industries;

•                  following our award of a Federal Supply Schedule in December 2001, we have begun responding to certain requests for proposals issued by federal government agencies; and

•                  we subscribe to an number of federal government industry services and belong to a number of industry organizations.  Utilizing these sources we have made a number of client calls and have established a pipeline of new business opportunities.

Proprietary Information

General

We regard the systems, processes and know-how underlying our services as proprietary.  We rely primarily on a combination of trade secrets, confidentiality agreements and contractual provisions to protect these rights.  Our executive and senior-level personnel and software developers typically execute confidentiality agreements upon employment with us.

Proprietary Software Programs

We have developed a series of proprietary software programs that we use for processing electronic files.  We have developed these programs by combining and adapting existing third-party software applications to meet the particular needs of our business.  We currently employ five full-time software developers and engage other developers on an outsourced basis, as needed.  These developers maintain and upgrade our existing proprietary programs as necessary, keep track of developments in third-party software that have potential applications in our industry and work on developing new proprietary programs based on available third-party software. The attributes of the proprietary programs we have developed include the capacity to:

•                  organize, print, and search electronic documents using unattended workstations controlled by a centralized database server; and

•                  convert large quantities of electronic documents, email, and email attachments into various electronic formats, or send them directly to high-speed printers.

These programs typically work with existing, off-the-shelf commercial software products used by many of our clients. Used mainly in our imaging segment, these programs have helped us reduce overhead, lower our employee count, increase production capacity and increase our profit margins.

Patented Technology

In October 1999, we obtained a patent for our proprietary real-time invoicing and productivity analysis technology, known as Costrax, which enables us to automate certain billing and job tracking functions.  Given that many current photocopiers and scanners have the capability to automatically record billing and job tracking information, Costrax is no longer material to our business.  The patent expires October 21, 2017.

Environmental Conditions

We are subject to federal, state and local laws, regulations and ordinances that:

•                  govern activities or operations that may have adverse environmental effects, such as discharges into the air and water and handling and disposal practices for solid and hazardous wastes; and

•                  impose liability for the costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of solid wastes and hazardous substances.

We are not aware of any adverse environmental conditions at any of the facilities we currently own or operate or have owned or operated in the past that would be likely to have a material adverse effect on our business.  We cannot assure you, however, that environmental liabilities will not in the future have a material adverse effect on our business or financial condition.

Employees

We continuously recruit, train and offer benefits and other incentives to our personnel, in order to develop and retain a qualified and reliable staff.  Under our training program, we train our personnel in the use and maintenance of equipment, interpersonal skills and operating procedures. We place a strong emphasis on positive employee relations and engage in team building exercises in furtherance of our goal.  We also provide incentives, including a stock option plan, specifically designed to encourage and reward employee performance.

As of March 21, 2003, we had approximately 712 employees, including approximately 188 in imaging, 366 in reprographics, 20 in digital printing, 40 in sales and marketing, 46 in customer service/dispatch and 52 in corporate administrative and management positions.  Approximately 290 of our employees were part-time employees.  None of our employees are represented by a labor union and we consider our employee relations to be good.

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

The document and information management services industry is characterized by technological change, evolving client needs and preferences and emerging technical standards.  We have committed, and expect to commit, substantial resources to purchasing hardware, purchasing or licensing software, and training our personnel and clients in the use of new technology.  Existing or future hardware, software and other products may be able to convert or manipulate large amounts of documents and information more cost effectively than those we currently use.  We may not be able to obtain or implement these new technologies, or respond to these new needs, preferences and standards, on a cost-effective or timely basis, or at all, and our failure to do so could make our current services obsolete and unmarketable, which may result in the loss of current and potential clients and revenue. Even if we successfully adapt our services to changing technologies and client preferences, we may incur substantial costs in doing so, and our results of operations may suffer.

If we do not effectively manage our growth, we may not be able to control our costs and effectively serve our clients.

We intend to grow by increasing our client base, expanding into new geographic areas and selectively acquiring other businesses.  We cannot assure you that our geographic or other expansion efforts will be successful, and in one case, our expansion into Arizona, we determined shortly after opening an office that the opportunities in the market were not as attractive as we had hoped.  If our expansion strategies are successful, we cannot be sure that our management team will be able to effectively oversee and implement our operating or growth strategies. Further, our growth will continue to place significant demands on management and on our internal systems and controls. We cannot assure you that our management group will be able to effectively direct us through a continued period of significant growth. In addition, we cannot assure you that our current systems will be adequate for our future needs or that we will be successful in implementing new systems or converting existing systems. If we fail to implement these new systems, procedures and controls on a timely and cost effective basis, we may not be able to serve our clients’ needs, hire and retain new employees, pursue new business, complete future acquisitions or operate our business effectively. Any of these problems associated with expansion could materially and adversely affect our financial condition and results of operations.

Changes in our clients’ industries, particularly the legal services industry, could materially reduce the demand for our services and adversely affect our revenue.

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

Certain of our operations are performed at a single location, or depend on continuous computer, electrical, and/or telephonic service. As a result, any fire, flood, earthquake, power loss, telephone service loss, problems caused by computer or technology issues, Internet problems or other disruption of our day-to-day operations affecting one or more of our facilities could materially and adversely affect our results of operations.

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

Our operating results are likely to fluctuate over time, due to a number of factors, many of which are outside of our control. In particular, since our revenue is typically generated on a job-by-job basis, the timing or completion of material jobs could result in significant fluctuations in our results of operations from period to period.  As a result, we believe that comparing financial results for one period against another period is not necessarily meaningful, and our results of operations in prior periods should not be regarded as an indication of our future performance.

We face intense competition in our industry. If we are unable to compete successfully, our business will suffer.

We cannot assure you that our clients and potential clients will outsource more of their document and information management needs or that such businesses will not bring in-house services that they currently outsource.  In addition, many of our competitors have larger client bases, longer relationships with their clients, greater brand or name recognition and significantly larger staffs and financial, technical and marketing resources than we do.  Many of our competitors may be in a position to devote greater resources than we can to the development, promotion and sale of their services. Certain of these competitors also operate in broader geographic areas than we do.  In the future, we intend to enter new geographic areas through internal growth and acquisitions and expect to encounter significant competition from established competitors in each new area. As a result of this competition, we may be forced to lower our pricing, our revenue and growth rate may suffer and we may face reduced operating margins and loss of market share.

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

Potential acquisitions may result in increased expenses, difficulties in integrating the acquired companies and diversion of management’s attention.

We may attempt to grow our business, expand our service offerings and gain access to new markets through strategic acquisitions and investments. Diversion of our management’s attention during the acquisition process and the costs incurred in integrating the systems and personnel of the acquired company into our existing operations may adversely affect our results of operations.  In addition, our future profitability depends on how effectively we integrate the operations and management of any companies we acquire.  Failure to effectively integrate any of the companies we acquire may cause significant operating inefficiencies and adversely affect our profitability.

Our efforts to expand our business into other industries may not be successful.

As part of our overall business strategy, we have and will continue to make significant investments in expanding our business into other industries. Our efforts could be unsuccessful which in turn could affect the growth and expansion of our Company.

If we cannot maintain our financial covenants with our financial lending institution, our ability to meet our financial obligations may be severely restricted.

We currently depend on significant debt financing in order to meet our working capital needs.  Our debt financing is subject to certain financial covenants, which we may not be able to meet in the future.  If we are unable to meet these covenants, our bank may restrict our ability to borrow additional funds or call for an immediate repayment of all debt that is owed.  If this were to happen we might need to seek additional sources of financing through secondary asset based lending institutions and/or raise additional capital by issuing additional equity.  There is no guarantee that we would be able to obtain alternative sources of financing. Alternative sources of financing, will more than likely, be at less favorable terms than our current financing arrangements, and could have a material adverse effect on our results of operations and/or be dilutive to our current shareholders.

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

The steps we have taken to protect our proprietary rights may not prevent or deter someone else from using or claiming rights to our intellectual property.  Third party infringement or misappropriation of our trade secrets, patents or other proprietary information could cost us money, place us at a competitive disadvantage, require us to incur legal expenses, distract our management and result in loss of revenue and higher expenses. We also cannot assure you that we will be able to prevent the unauthorized disclosure or use of our proprietary know-how, systems and processes if any of our officers or other employees cease employment with us. In addition, although we believe that our proprietary rights do not infringe on the proprietary rights of others, other parties may claim that we have violated their proprietary rights. These claims, even if not true, could result in significant legal and other costs and may distract our management.

We license most of the software that we use to run our business from various vendors. If these vendors assert claims that we, or our clients are infringing on their software or related intellectual property, we could incur substantial costs to defend these claims. In addition, if any of our vendors’ infringement claims are ultimately successful, our vendors could require us:

•                  to cease selling or using products or services that incorporate the challenged software or technology;

•                  to obtain a license or additional licenses from our vendors; or

•                  to redesign our products and services which rely on the challenged software or technology.

Available Information

We maintain a website with the address www.onss.com.  Information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, are available free of charge at the Internet World Wide Web site maintained by the Securities and Exchange Commission at http://www.sec.gov.

ITEM 2. Property.

Our principal executive offices and Virginia production center are located at 832 North Henry Street, Alexandria, Virginia.  We own this facility, which covers approximately 69,350 square feet, 55,800 of which is available for office and production space. We also lease facilities totaling approximately 81,150 square feet, in:

•                  Atlanta, Georgia;

•                  Chicago, Illinois

•                  Gaithersburg, Maryland;

•                  New York City, New York;

•                  Philadelphia, Pennsylvania;

•                  Washington, DC; and

•                  Wilmington, Delaware.

All of these facilities are principally used for operations and general administrative functions. We from time to time lease additional space on a short-term basis to facilitate higher workloads and specific requests from clients. The lease terms extend between one and eight years and expire from 2003 to 2010.

Of the approximately 150,500 square feet that we own and lease, approximately 21,280 square feet are utilized for our imaging segment, approximately 34,040 square feet are utilized for our reprographics segment, approximately 22,250 square feet are utilized for our digital printing segment and approximately 72,940 square feet are utilized for corporate and other purposes.

As of March 21, 2003, we also operated at a client location pursuant to our remaining facilities management contract.

ITEM 3. Legal Proceedings.

We are, from time to time, a party to legal proceedings arising in the normal course of our business. We believe that none of the legal proceedings currently outstanding will have a material adverse effect on our business, financial condition or results of operations or cash flows.

ITEM 4. Submission of Matters To a Vote of Securityholders.

During the fourth quarter of the year ended December 31, 2002, no matters were submitted to a vote of our securityholders.

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

(a)                                  Market Information.

The following table shows the high and low sales prices per share of our common stock by quarter during 2002 and 2001. Our common stock trades on the Nasdaq Small Cap Market under the symbol “ONSS.” The Common Stock Purchase Warrants (symbol “ONSSW”) expired in July 2001, in accordance with the original terms of issuance.  As a result, the Units (symbol “ONSSU”) comprised of two shares of Common Stock and one Common Stock Purchase Warrant were no longer listed on the Nasdaq Small Cap Market.

	COMMON STOCK		WARRANTS		UNITS
Quarter Ended:	HIGH	LOW	HIGH	LOW	HIGH	LOW
March 31, 2001	$2.06	$1.13	$0.28	$0.05	$5.22	$2.63
June 30, 2001	2.28	1.05	0.19	0.01	4.50	2.00
September 30, 2001	3.16	1.71	0.05	0.02	5.55	4.75
December 31, 2001	3.65	1.83	—	—	—	—
March 31, 2002	3.73	2.75	—	—	—	—
June 30, 2002	3.49	2.85	—	—	—	—
September 30, 2002	3.20	2.50	—	—	—	—
December 31, 2002	2.48	1.35	—	—	—	—

(b)                                 Holders.

The number of record holders of our common stock as of December 31, 2002 was 42. We believe that in excess of 1,400 beneficial owners hold such shares of common stock in depository or nominee form.

(c)                                  Dividends.

We have not paid, and do not intend to pay dividends on our common stock.  Instead, we intend to retain our earnings to finance the expansion of our business and for general corporate purposes. Our Board of Directors has the authority to declare and pay dividends on the common stock at any time, in its discretion, as long as there are funds legally available for that distribution. Our line of credit with Wachovia Bank prohibits the payment of dividends without its consent.

(d)                                 Unregistered Sales of Securities.

None.

ITEM 6.  Selected Financial Data.

The following table sets forth selected financial data of the Company. The selected financial data presented below has been derived from the Company’s financial statements which have been audited by PricewaterhouseCoopers LLP for the year ended December 31, 2002 and Reznick Fedder & Silverman PC for the years ended December 31, 1998 through 2001, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements and the accompanying footnotes included in this Annual Report on Form 10-K.

STATEMENT OF OPERATIONS DATA
YEARS ENDED DECEMBER 31,

	2002	2001	2000	1999	1998

Revenue	$37,076,504	$39,460,153	$35,489,911	$26,670,903	$25,965,723
Cost of revenue	22,805,839	26,282,163	24,457,491	19,368,458	21,713,453

Gross profit	14,270,665	13,177,990	11,032,420	7,302,445	4,252,270
Sales and marketing	4,721,970	3,567,748	3,706,762	2,703,755	2,645,776
Administrative	8,263,299	6,078,501	4,606,426	3,742,909	3,025,825
Merger related costs	—	—	330,807	—	—
Impairment of goodwill	258,107	—	—	—	—

Income (loss) from operations	1,027,289	3,531,741	2,388,425	855,781	(1,419,331)

Other income (expense)	(804,741)	(1,286,213)	(523,990)	123,158	(7,282)

Income (loss) before income taxes	222,548	2,245,528	1,864,435	978,939	(1,426,613)
Income tax expense (benefit)	85,530	950,468	922,022	189,000	(429,000)

Net income (loss)	$137,018	$1,295,060	$942,413	$789,939	$(997,613)

Earnings (loss) per share
Basic	$0.03	$0.25	$0.19	$0.16	$(0.21)
Diluted	$0.02	$0.24	$0.18	$0.16	$(0.21)

Weighted average shares outstanding
Basic	5,392,266	5,145,291	4,870,825	4,838,727	4,818,220
Diluted	5,620,172	5,291,666	5,320,943	4,909,924	4,818,220

	AS OF DECEMBER 31,
	2002	2001	2000	1999	1998

BALANCE SHEET DATA:
Working capital	$2,328,112	$1,121,587	$260,906	$3,496,846	$3,181,400
Total assets	25,408,760	25,158,928	28,079,231	11,649,129	10,951,210
Current liabilities	7,188,450	7,991,460	11,501,179	3,695,246	3,326,752
Long-term debt	6,897,100	7,030,794	8,097,810	528,687	1,169,454
Stockholders’ equity	9,885,311	9,545,315	7,852,989	6,944,019	6,135,911

Quarterly Results

The following table sets forth quarterly financial data as reported by the Company on its Quarterly Reports on Form 10-Q, for years 2002 and 2001.

ON-SITE SOURCING, INC.
SELECTED QUARTERLY FINANCIAL DATA
UNAUDITED

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenue	$9,449,649	$10,332,382	$10,609,923	$9,068,199	$8,850,235	$10,314,192	$8,594,999	$9,317,078
Costs and expenses
Cost of revenue	6,362,965	6,653,651	6,963,741	6,301,806	5,528,859	5,680,992	5,876,950	5,719,038
	3,086,684	3,678,731	3,646,182	2,766,393	3,321,376	4,633,200	2,718,049	3,598,040
Sales and marketing	897,377	901,073	1,053,949	715,349	1,059,805	1,321,339	1,172,087	1,168,739
Administrative expense	1,422,004	1,652,773	1,522,702	1,481,022	1,979,447	2,182,125	2,026,176	2,075,551
Impairment of goodwill	—	—	—	—	—	—	258,107	—
	2,319,381	2,553,846	2,576,651	2,196,371	3,039,252	3,503,464	3,456,370	3,244,290
Income (loss) from operations	767,303	1,124,885	1,069,531	570,022	282,124	1,129,736	(738,321)	353,750
Other income (expense)
Other income	72,690	81,211	82,771	86,094	41,631	15,922	15,543	30,778
Interest expense and other	(397,813)	(441,763)	(461,545)	(307,858)	(215,849)	(239,184)	(237,735)	(215,847)
	(325,123)	(360,552)	(378,774)	(221,764)	(174,218)	(223,262)	(222,192)	(185,069)
Income (Loss) before income taxes	442,180	764,333	690,757	348,258	107,906	906,474	(960,513)	168,681
Income tax (benefit) expense	200,000	344,100	280,575	125,793	(12,069)	365,000	(340,996)	73,595
Net income (loss)	$242,180	$420,233	$410,182	$222,465	$119,975	$541,474	$(619,517)	$95,086

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions.  Such statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the factors identified in Part I, Item 1 of this Report. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Today, we provide document and information management services through our facilities in the greater Atlanta, Chicago, New York City, Philadelphia, Washington, D.C. and Wilmington metropolitan areas.  We help clients in information-intensive industries manage large volumes of documents and information, allowing them to concentrate on their core business operations.  Our core clients, mainly law firms, typically generate large volumes of documents and information and require specialized processing, distribution, storage, and retrieval of these documents and the information they contain.  Our typical clients include law firms, insurance companies, healthcare organizations, non-profit organizations, accounting, consulting and finance firms and other organizations throughout the United States.

We have three significant operating segments including, imaging, reprographics and digital printing, each of which is described above under “Item 1.  Business.”  Our imaging services accounted for approximately 39%, 29% and 27% of our consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively.  Our reprographic services accounted for approximately 50%, 57% and 59% of our consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively.  Our digital printing services accounted for approximately 8%, 7% and 5% of our consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively.  Segment disclosures are presented in Note 15 of the Notes to Financial Statements included in this Annual Report on Form 10-K.

Prior to 2002, we also operated an additional segment, facilities management services, which involved the on-premises management of a client’s support services, including mailroom operations, facsimile transmission, records and supply room management and copying services.  In December 2001, we terminated several contracts related to our facilities management division and exited this segment. We currently have one ongoing facilities management engagement.  Beginning with fiscal year 2002, we no longer viewed facilities management services as a separate segment.  In the future, we do not intend to enter into traditional facilities management engagements as described above.  We may however enter into facilities managements arrangements which involve the management of electronic documents and other electronic information. Revenues for the year 2001 from our facilities management segment totaled $2.6 million and accounted for approximately 6% of our consolidated revenues.

We derive our revenues primarily from our imaging, reprographics, and digital printing segments.  We collect revenues from these segments on a per job basis. Our customers generally retain us on a job-by-job basis.  We typically do not have material contracts that commit a customer to use our services on a long-term basis. Revenue is recognized upon completion and delivery of a job.

Our billing methodology for imaging services depends on the type of service provided.  For scanning and blowback printing, we typically charge the client on a per-page basis.  For coding, we typically charge the client on a per-page basis and according to the number of fields coded on each page.  We generally charge for services involving data extraction, manipulation, indexing, formatting and other similar services on a per file basis.  For our data storage services, we typically charge the client a fee based on the amount of data to be stored and length of storage, as well as licensing fees for the third-party software applications we use to store and retrieve the data.  We generally charge for our reprographics services on a page-by-page basis, depending on the level of difficulty involved in the photocopying, and for our other reprographics-related services on a time and materials basis.  We typically charge for our printing services on a time and materials basis, depending on several factors, including whether the work involves electronic or print press printing, quantity of items printed, number of colors involved in the printing, quality of paper used and graphic design time.

Revenues from our segments vary from period to period depending on the volume and size of work orders received.  Our revenues can vary from period to period due to the impact of specific large jobs.  Currently, we derive our revenues primarily from law firms.  Today, approximately 3% of our total revenues are recurring in nature.  As we continue to diversify our service offerings and continue expanding into other markets, including healthcare, insurance, and government, we expect the period-to-period fluctuations in our revenues to decrease.

Cost of revenue includes expenses related to compensation and benefits to employees, occupancy costs, equipment costs, supplies, and other costs, which are directly related to providing goods and services to our clients.

Sales and marketing expense includes commissions, salaries, travel and entertainment and other costs related to our sales staff.

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

Significant Developments – Fiscal Year 2002

During 2002, the Company opened several new offices around the country.  Offices were opened in the financial district of New York City in February and in the downtown area of Washington, DC in May.  As these offices are located closer to some of our clients, it gives us the ability to be competitive on smaller jobs which often require faster turn-around times.  In August, offices were opened in Chicago, Illinois and Wilmington, Delaware.  The Wilmington office, focusing primarily on legal copy services, serves as a small production center to serve  key accounts in the area with a faster, more efficient turn-around time, as well as to make our services available to new clients in the area.  The Chicago office is focusing on providing both imaging and reprographic services.

In July 2002, the Company hired Mary Ann Mayhew as Executive Vice President of Government and Professional Services.

In October 2002, Brian Leydet who served as the Company’s Executive Vice President of Operations terminated employment with the Company.  Martin Lauzze who previously served as Regional Vice President replaced Mr. Leydet.  As expected revenue growth did not materialize, the position of Regional Vice President of Operations was eliminated.

Significant Developments -  Fiscal Year 2001

During October 2001, the Company opened an office in Tempe, Arizona.  The opening of the Arizona office was consistent with the Company’s strategy of geographic expansion.  The Arizona office was expected to provide significant additional selling opportunities and allow for market penetration into the West Coast.  In October 2002, the Company ceased production at its facility in Arizona as a result of a strategic decision to focus on larger geographic markets for growth, and to minimize current losses.

In December 2001, the GSA awarded the Company a Federal Supply Schedule, which is effective until January 2006.  Federal Supply Schedules are centralized, government-wide acquisition contracts negotiated and awarded by the GSA.  Under our Federal Supply Schedule, any U.S. federal government agency can procure services directly from us.  We have begun marketing our document and information management services to document-intensive federal agencies.  On-Site’s Government Services division has developed a pipeline of new business opportunities. To date, a number of proposals have been submitted to various state and federal government agencies, as well as to federal government prime contractors. Many of these opportunities represent potential multi-year contracts. However, many of the contract awards have not been made due to delays in approval of the government’s budget. To date, revenues derived under the GSA schedules are minimal.

Results of Operations

Year Ended December 31, 2002 Compared with the Year Ended December 31, 2001

Revenue

Revenue decreased approximately $2.3 million or 6.0%, from approximately $39.5 million in 2001 to approximately $37.1 million in 2002.  The Company generates a large percentage of its revenue from law firms, which typically engage in large transactional matters involving mergers and acquisitions.  As a result of a weak economy, which in turn resulted in a significantly lower level of merger and acquisition activities, the Company experienced a lower than expected amount of revenue in its reprographic and imaging segments.  Revenue and changes by segment are as follows:

Imaging revenue increased approximately $3.0 million or 26.6%, to approximately $14.4 million in 2002.  Digital printing revenue increased approximately $76,000 or 2.6%, to approximately $3.0 million in 2002.  Reprographic revenue decreased approximately $3.9 million or 17.2%, from approximately $22.6 million in 2001.

The shift of revenue from the reprographics to the imaging segment was expected by management as clients are moving away from the traditional paper-based documents to the use of electronic files and documents.  The imaging segment of our Company continues to play an important role in the Company’s growth and profitability.  As we expect the revenue from the imaging segment to continue to grow, we expect overall demand for our reprographic services within the existing markets and clientele, primarily law firms, to decline. We expect to offset this decline by generating additional reprographics revenue in the government and commercial sectors.

Gross Profit

Gross profit increased approximately $1.1 million, or 8.3%, to $14.3 million in 2002.  Gross profit as a percentage of sales increased from 33.3% in 2001 to 38.5% in 2002.  The increase is attributable in part to continued efforts of management to increase the utilization of part-time workers, as opposed to full-time workers to handle peak demand periods.  The increase in the percentage of revenue from the imaging segment also contributed to the increased gross profit in 2002 as compared to 2001, as the profit margins attributable to the imaging segment are higher than those of the other segments of the Company.  The implementation of software applications that automatically format and print emails, attachments, and other file types contributed to the lower cost of revenue and higher margins, for the imaging segment.  Increased revenue and cost-cutting procedures in the Company’s digital printing division also contributed to the increase in gross profit.  The digital printing division incurred a loss of approximately $477,500 in 2002 as compared to a loss of approximately $734,500 in 2001, due to increased revenue and cost cutting measures.  As the digital printing operations become profitable, the Company expects that this will have a favorable impact on gross profit.

Sales and Marketing Expense

Sales and marketing expense increased approximately $1.2 million, or 32.4%, to approximately $4.7 million in 2002 from approximately $3.6 million in 2001.  Sales and marketing expense as a percentage of sales increased from 9.0% in 2001 to 12.7% in 2002.  Sales and marketing expense primarily consists of sales commissions, salaries and related costs, travel and entertainment, and other costs related to our sales staff.  Commissions to our accounts executives are paid on an individual job-by-job basis, depending on profitability of the particular job.  Sales expense fluctuates with the number of “house” account sales, on which no commissions are paid, and “commissioned” accounts on which commissions are paid.

In June 2001, the Company terminated its former non-commissioned Sales and Marketing Director.  All accounts associated with the former employee have been passed on to commissioned sales representatives, causing commission expense to be higher in 2002 than in 2001.  The increased revenue associated with the imaging segment in 2002, as compared to 2001, caused commission expense to increase as the commission rates on imaging services are generally higher, due to higher gross margin achievement on imaging jobs.

Since January 1, 2002, the Company has hired 14 new account executives and three national sales representatives.  This caused sales salaries to increase as new account executives are paid a base salary during their initial term of employment, generally six to nine months, after which they are on straight commission. In August 2002, the Company terminated its national account program as the program was not successful.  As a result, the three national accounts executives were terminated.

Administrative Expenses

Administrative expenses increased approximately $2.2 million or 35.9%, to approximately $8.3 million in 2002 from approximately $6.1 million in 2001.  General and administrative expenses as a percentage of sales increased from 15.4% in 2001 to 22.3% in 2002.  Significant factors that contributed to the increased expense include the following:

•                  Administrative salaries and wages were approximately $3.8 million in 2002, an increase of approximately $849,000 from 2001.  This increase is due to the hiring of several highly compensated employees at the executive, human resources and manager levels, along with the opening of offices in two new cities.  Several of these employees were no longer employed with the Company as of December 31, 2002 and as a result, we expect the administrative salaries and wages expense to decrease in 2003.

•                  Approximately $506,000 of the 2002 administrative expense, an increase of approximately $285,000 as compared to 2001, consisted of bonus payments awarded to divisional managers.  Effective January 1, 2002, the Company adopted a new bonus plan designed to award employees for meeting certain goals and expectations.

•                  Approximately $786,000 of the 2002 administrative expense consisted of depreciation expense, an increase of approximately $331,000 as compared to 2001.  The increase is due to an increase in depreciation costs related to the purchase of computer and other information technology equipment, office equipment, and capital improvements made to our corporate headquarters during the year.

•                  Approximately $274,000 of the administrative expense in 2002, an increase of approximately $173,000 as compared to 2001, is due to increased travel by executive and management level employees for training activities, and to monitor and improve the operations of the various production facilities.

•                  The initial costs to open the new offices, and the additional monthly costs associated with these offices contributed to the increased general and administrative expense for 2002.

Impairment of Goodwill

During the quarter ended September 30, 2002, as a result of continued unfavorable market conditions, a business unit in the digital printing segment experienced greater than anticipated losses.  As a result, the Company revised its financial forecast for the business unit and determined that an impairment assessment of the goodwill associated with this unit was warranted.  As a result of the impairment analysis, the Company concluded that the carrying amount of goodwill was not recoverable and has written off the full amount of $258,107.  This charge was recorded within the digital printing segment and has been included in the impairment charge in the Statements of Operations.

Other Income and Expense

Other income decreased approximately $219,000 from approximately $323,000 in 2001 to approximately $104,000 in 2002.  The higher other income in 2001 was attributable to rental income generated from subletting portions of the building purchased by the Company in Alexandria, Virginia.  During 2002, as a result of occupying the property for its corporate headquarters and Virginia production center starting January of 2002, the Company did not earn significant amounts of rental income, which was previously derived from subletting certain portions of the property.

Other expense decreased approximately $345,000 from approximately $414,000 in 2001 to approximately $69,000 in 2002.  Other expense includes losses incurred as a result of disposal of certain fixed assets, and in 2001 included expenses related to the maintenance and management of the Alexandria, Virginia property.  As the property was used in 2002, and continues to be used as the Company’s headquarters, the expenses incurred in maintaining the property are included as part of the Company’s operating expenses in 2002.

Interest expense decreased approximately $355,000 from approximately $1.2 million in 2001 to approximately $840,000 in 2002.  The decrease is due to reduced overall market rates of interest related to borrowings under credit agreements and certain other current debt arrangements and lower utilization of the Company’s line of credit.  The Company’s line of credit balance as of December 31, 2002 was $2,861,414 compared to $3,120,166 as of December 31, 2001.

Income Taxes

For the year ended December 31, 2002 the Company recorded total income tax expense of $85,530 compared to income tax expense of $950,468 for the year ended December 31, 2001.  The Company’s effective income tax rates were 38.4% and 42.3% for 2002 and 2001, respectively.  The decrease in the effective rate was due to the adjustment of deferred tax assets and liabilities in the current year.

Year Ended December 31, 2001 Compared with the Year Ended December 31, 2000

Revenue

Revenues increased $4.0 million or 11%, to $39.5 million in 2001 from $35.5 million in 2000.  The increase resulted from an increase in demand for our services in all three of our business segments as a result of hiring additional sales staff and additional market penetration into legal, insurance, and heath care markets.  The revenue increase in 2001 was offset by a general decrease in demand for our services immediately following the September 11, 2001 terrorist attacks.  Revenue increases by segment are as follows:

Digital printing revenues increased $1.1 million or 60% to $3.0 million from $1.9 million in 2000.  Imaging  revenues increased $1.9 million or 20% to $11.4 million from $9.5 million in 2000. Reprographics revenues increased $1.5 million or 7% to $22.6 million from $21.1 million in 2000.

The imaging segment, which accounted for 29% of our revenue in 2001, played an important role in the Company’s future growth. As the needs of our clients shift from traditional reprographic document management solutions to more technology-based solutions, we expect imaging revenues as a percentage of total Company revenues to increase.  In the future, as clients shift to imaging, we expect a decrease in reprographic revenues.

Gross Profit

Gross profit increased $2.1 million, or 19%, to $13.2 million in 2001 from $11.0 million in 2000, largely due to the increases in revenue and improvements in gross profit margins.  Gross profit as percentage of sales increased from 31% in 2000 to 33% in 2001. The increase is attributable in part to improved management of our labor force by increasing utilization of part-time workers, compared to full-time workers, to handle peak demand periods. As a result, the Company incurred significantly lower labor costs, as a percentage of revenues, in 2001 compared to 2000.  Other factors contributing to the increase in gross profit include higher profit margins attributable to the Company’s imaging segment, which accounted for a higher percentage of total revenues in 2001 compared to 2000, as compared to margins in our reprographics and digital printing segments, and efficiencies achieved as a result of spreading increased revenues over certain fixed costs.  Gross profit was negatively impacted by a loss of $734,486 incurred in the Company’s digital printing operations.

Sales and Marketing Expense

Selling expense as a percentage of revenues decreased from 10% in 2000 to 9% in 2001.  The decrease is attributable to a larger percentage of “house” accounts, or accounts under which no account executives are assigned, on which no commissions are paid.

Administrative Expense

Administrative expense increased $1.5 million to $6.1 million in 2001 compared to $4.6 million in 2000.  This increase is due to the significant investments in people and equipment we made in 2001 in order to prepare for anticipated future growth.  Key factors which contributed to the increase include the following:

•                  Approximately $700,000 of our 2001 administrative expenses consist of increases in administrative salaries and wages as a result of the two acquisitions completed during the second and third quarter of 2000, additional administrative personnel hired to support the growth and the expansion of our imaging services to Georgia and New York, and additions of corporate administrative and management personnel;

•                  Approximately $240,000 of our 2001 administrative expenses related to a severance payment to our former Director of Sales & Marketing who resigned in May 2001;

•                  Approximately $220,000 of our 2001 administrative expenses consisted of bonus payments, used to reward and motivate employees for meeting certain performance objectives; and

•                  Approximately $165,000 of our 2001 administrative expenses consisted of increases in depreciation costs related to the purchase of computer and other information technology equipment used to manage our computer network and process administrative functions in our imaging and digital printing segments and our accounting and human resources departments.

Merger Related Costs

In July 2000, the Company signed a definitive merger agreement with U.S. Technologies Inc. pursuant to which U.S. Technologies would acquire the Company. As a result of entering into the merger agreement, the Company incurred expenses of $330,807, including legal fees and costs associated with the preparation of a fairness opinion directly related to the due diligence of the transaction. The merger agreement expired on March 31, 2001.  On April 2, 2001 the Company exercised its option to terminate the merger agreement.

Other Income and Expense

Other income increased by $234,715 to $322,766 in 2001 from $88,051 in 2000.  The increase is primarily due to rental income in the amount of $277,244 for 2001 as a result of subletting the property purchased in Alexandria, Virginia.  In January 2002, the Company relocated its Virginia production center and headquarters to this Alexandria facility.

Other expense, including other expense and interest expense, increased by $996,938 to $1.6 million in 2001 from $612,041 in 2000.  Other expense is comprised of interest expense, loss on disposal of assets and expenses related to the Alexandria, Virginia property:

•                  Interest expense (excluding mortgage expense, which is separately discussed below) increased by $222,209 to $637,445 in 2001 from $415,236 in 2000.  $161,522 of the increase is due to higher utilization of the Company’s line of credit in 2001, and $60,686 of the increase is due to additional financing arrangements entered into by the Company in connection with the acquisition of digital printing equipment in 2000.

•                  Loss on disposal of assets totaled $141,531 for 2001 compared to $86,185 in 2000.  The 2001 disposals related to the write-off of certain non-performing fixed assets.

•                  The Company incurred $830,003 and $88,510, in 2001 and 2000, respectively, in expenses related to the Alexandria, Virginia property. Of these amounts, $557,591 and $66,403, respectively, represented interest expense incurred in connection with the mortgage on the property.  The remaining amounts, $272,412 and $22,108, respectively, were expenses related to the ownership and maintenance of the property.  For the year ended December 31, 2002, expenses incurred in maintaining the property were included as part of the Company’s operating expenses.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).  SFAS No. 141 requires business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.  Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being reclassified into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain indefinite-lived intangibles.  Under a non-amortization approach, goodwill and indefinite-lived intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its estimated fair value.  The provisions of the two statements that apply to goodwill were adopted by the Company on January 1, 2002. The adoption of the standards on January 1, 2002 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

The FASB also recently issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and portions of Accounting Principles Bulletin Opinion No. 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of this Standard at January 1, 2002 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146).  It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability.  Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan.  The new standard is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not believe SFAS No. 146 will have a material effect on the Company’s financial position,  results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148). SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on its financial position, results of operations, or cash flows.

Liquidity and Capital Resources

We have funded our expansion by utilizing internally generated cash flow, long term financing, and a short-term commercial line of credit. For our short-term liquidity, we rely on our line of credit, the availability of which depends on the Company’s accounts receivable balances, and cash flows from operations.  The Company may experience an inability to meet its capital requirements if any one or a combination of the following occur: significant losses from operations, significant decrease in revenues, default of certain line of credit covenants, causing the line of credit to be due on demand, or the default by customers, or a group of customers, with significant accounts receivable balances owed to the Company.

We anticipate the cash flow from operations and credit facilities will be sufficient to meet the expected cash requirements for the next twelve months. There can be no assurances that unforeseen events may not require more working capital than we have at our disposal.  In order to meet its capital requirements, the Company may seek additional sources of financing.  These may include collateral-based loans, capital leases, and operating leases.

As of December 31, 2002 we had approximately $4,300 in cash and working capital of approximately $1.9 million.  In order to assure additional working capital is available to fund our operations, we had available a $7,000,000 working capital line of credit as of December 31, 2002.  The Company has the capacity to borrow, at any given time, the lesser of the established line of credit or eligible accounts receivable, generally defined as 75% of accounts receivable that are less than 120 days old.  As of December 31, 2002 we had available approximately $2.6 million under the line of credit.  The working capital line of credit bears interest at the lesser of the bank’s prime rate of interest or the 30-day LIBOR plus 2.20%.  On March 24, 2003 the Company renewed the line of credit agreement to extend the maturity of the credit line to May 31, 2004.

At December 31, 2002, the Company had a mortgage note payable (Mortgage) with a carrying amount of $5,413,869.  The mortgage was to fund the purchase of the Alexandria, Virginia property.  In order to manage interest costs and exposure to changing interest rates on the mortgage loan, the Company entered into an interest rate swap agreement in which the interest rate is fixed at 9.48%.  Under the terms of the note and related interest rate swap agreements, the Company is required to make monthly principal and interest payments in the aggregate of $60,495 for a period of seven years, and a lump-sum payment of $4,155,254 when the note becomes due in October 2007.

In September 2002, the Company entered into a note payable in the amount of $1,250,000 (the Note).  The note was obtained to create additional borrowing capacity, in the event it is needed, under the current line of credit agreement.  Under the terms of the Note, the Company is required to make monthly principal and interest payments in the aggregate of $34,722 for a period of three years.  The unpaid principal amount bears interest at a fluctuating annual rate equal to the 1 - Month LIBOR plus 2.50%.

The Company has obtained financing for certain equipment (Equipment Financing) in the aggregate amount of  $1,780,300 as of December 31, 2002.  The underlying notes are secured by the underlying equipment and accrues interest at the rate of the 30-day LIBOR plus 2.50% and matures in August 2006.

The Mortgage, the Note, the Equipment Financing, and the line of credit arrangements were obtained from the same bank.  As of December 31, 2002 the total borrowing from the bank was $10,731,590.  The underlying agreements related to these debt provide a cross-default protection provisions to the lender and require certain financial covenants.  A significant covenant requires the Company to maintain an Interest Coverage Ratio, as defined, in excess of 2.0:1.  For the quarters ended March 31, 2002 and June 30, 2002 the Company was in compliance with the Interest Coverage Ratio. During the quarter ended September 30, 2002, due to a significant quarterly net loss, the Company was not in compliance with this covenant.  As a result, the Company obtained a waiver of the covenant for the third and fourth quarters of 2002.  The Company met all other financial covenants throughout the year in 2002 and was in compliance with all covenants at December 31, 2002.  During the first quarter of 2003, the bank modified the Interest Coverage Ratio to be 1.75:1 for the quarters ended March 31, 2003 and June 30, 2003, after which the ratio reverts back to 2.0:1. The modification also allows the exclusion of certain charges, deemed as one time in nature, from the computation of the Interest Coverage Ratio, with advance approval from the bank.  The Company has received approval to exclude charges related to the results of the closed Arizona office, and the write-off of goodwill related to the Company’s digital printing division.  The Company expects to remain in compliance with all of the covenants within the next twelve months following December 31, 2002.  In the event the Company is not in compliance with debt covenants, the bank has the right to call for immediate payments on some or all debt borrowings covered under the debt agreements with the bank. If such an event were to occur, the Company may be forced to seek alternative sources of funding.  The Company does not believe such an event is likely to occur.

The following summarizes, as of December 31, 2002, our obligations and commitments to make future payments (principal and interest) under contracts, including debt and lease arrangements.  We expect to fund such obligations from cash generated from operating activities and funding from our line of credit.

	Scheduled Debt Repayments
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Line of Credit	$2,861,414	$2,861,414	$—	$—	$—
Mortgage	7,663,965	725,940	2,177,820	4,760,205	—
Other Long-Term Debt	2,648,470	873,842	1,774,628	—	—
Lease Commitments	7,076,362	2,150,376	3,957,411	696,347	272,228
Total Contractual Cash Obligations	$20,250,211	$6,611,572	$7,909,859	$5,456,552	$272,228

Net cash flow from operating activities decreased by approximately $3.3 million from approximately $5.5 million in 2001 compared to approximately $2.2 million in 2002.  Key factors which contributed to the decrease include the following:

•                  Net income for 2002 decreased from the comparable period in 2001 by approximately $1.2 million.

•                  2001 cash flows were positively affected by approximately $1.7 million as a result of an overall decrease in Accounts Receivable balances from December 31, 2000 to December 31, 2001. Accounts Receivable balances from December 31, 2001 to December 31, 2002 increased slightly.

•                  Accounts Payable balances decreased by approximately $772,000 from December 31, 2001 to December 31, 2002 as a result of the Company taking advantage of early payment discounts.

Net cash flows used in investing activities increased approximately $380,000 to approximately $2.4 million in 2002 compared to approximately $2.0 million in 2001.  The increase is due to capital expenditures for improvements to the Company’s new Alexandria, VA office and purchases of equipment, including high-value data storage equipment for use in our imaging segment.  The Company anticipates that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business, including costs related to our anticipated geographic expansion, investment in high-end data storage equipment, and improvements related to our Alexandria, Virginia facility. We anticipate our capital expenditures for 2003 will be between $1.5 million and $2.0 million.  We expect to fund such capital expenditures with cash generated from operating activities and funding from our line of credit. We currently do not have plans to enter into any financing type arrangements.

Critical Accounting Policies and Significant Estimates

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

Revenue Recognition

Revenue is primarily derived from providing imaging, reprographics, and digital printing services, and prior to 2002, facility management services.  The Company recognizes revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.  Return and bad debt allowances are estimated based on specific identification and historical information.

Reprographic services involve the copying and management of large amounts of documents extracted in their original format from the offices and files of customers.  A typical job ranges in size from single documents with a small number of pages to multiple sets of documents, which can exceed a million pages.  Reprographic services are generally invoiced upon delivery, on a job-by-job basis and based on the number of copies and the level of difficulty in copying the original documents.

Imaging services are provided primarily to law firms, which often need to search and retrieve documents in a timely and efficient manner.  Imaging services involves the conversion or transfer of traditional paper and electronic documents into electronic media or vice-versa, and include scanning of documents, converting email, attachments and other electronic files to images, indexing or coding, optical character recognition, electronic document search and retrieval services, and blowback printing.  Imaging services are typically invoiced on a job-by-job basis, based on the number of images and complexity of the retrieval applications, and upon delivery of electronic media such as CD-ROM.

Digital printing services include both black and white and color digital production of catalogs, brochures, postcards, stationery, direct mail, newsletters, and exhibit materials, and are provided to all organizations requiring print media.  Printing jobs are typically invoiced on a job-by-job basis depending on several factors, including quantity, number of colors, quality of paper, and graphic design time.

Facilities management services include on-premises management of customer’s support services, including mailroom operations, facsimile transmission, records and supply room management and copying services.  Revenue on facility management services is recognized on a monthly basis over the contract term (typically one year) as services are performed.  Revenue generated from facilities management services was not material during 2002.

Included in “Accounts receivable, net” on our Balance Sheets is an allowance for doubtful accounts.  Our customers primarily consist of the largest law firms in the United States.  Senior management reviews the accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectable.  After all attempts to collect the receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2002 is adequate.  However, no assurances can be given that actual write-offs will not exceed the recorded allowance.

Goodwill

Effective January 1, 2002, the Company adopted the full provisions of SFAS No. 142.  In accordance with SFAS No.142, the Company records impairment losses on goodwill when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

At adoption, the Company determined the recorded goodwill to be business-unit level goodwill and assessed the fair value of such asset based on discounted cash flow analysis at the business-unit level, using the Company’s own assumptions, and determined no impairment occurred.

During the quarter ended September 30, 2002, as a result of continued unfavorable market conditions, a business unit in the Digital printing segment experienced greater than anticipated losses.  As a result, the Company revised its financial forecast for the business unit and determined that an impairment assessment of the goodwill associated with this unit was warranted.  As a result of the impairment analysis, the Company concluded that the carrying amount of goodwill was not recoverable and has written off the full carrying amount of $258,107.  This charge was recorded within the Digital printing segment and has been included in the impairment charge in the Statements of Operations.  In assessing the fair value of the business unit, the Company used the discounted cash flows method based on the following assumptions: 1)the financial projection for the operating unit, assuming certain revenue growth rate and costs model, and 2) the estimated discount rate.  If management made different judgments regarding future performance, the amount of the impairment could differ from the recorded amount.

Derivative Instrument and Hedging Activity

The Company uses an interest rate swap to convert its variable-rate interest payments on its mortgage ($5,413,869 at December 31, 2002) to fixed-rate interest payments. This interest rate swap was designated as a cash-flow hedge and qualified for the short-cut method of assessing effectiveness under SFAS No. 133 , “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).

SFAS No.133 requires the Company to carry all derivative financial instruments on the balance sheet at fair value.  Fair value is obtained from the lending institution on a quarterly basis, and is based on interest rates at the inception of the hedge, current interest rates, and remaining time period until maturity on the underlying debt. Changes in fair value of effective cash flow hedges are  recorded as a component of Other Comprehensive Income (Loss) until the hedged transaction occurs, which at that time is recognized in earnings(loss).

The Company did not record the cumulative effect of adopting SFAS No. 133 as of January 1, 2001, as the Company considered the impact at adoption to be immaterial to its financial statements.  The Company also did not record the effects of changes in the estimated fair value of the interest rate swap during 2001 as the Company considered the effects to be immaterial to its financial statements.

During the first quarter of 2002, given the continued decline in market interest rate, the Company measured the fair value of the interest rate swap and as a result, recorded interest rate swap liability of $434,000, which was the estimated fair value of the interest rate swap, along with an unrealized after-tax loss of $265,000 in other comprehensive loss, which is a component of stockholders’ equity.  As of December 31, 2002, the Company carried a non-current interest rate swap liability of $913,306 and  an unrealized after-tax loss of $551,545 in other comprehensive loss.  The Company assumes the hedged transaction will occur during the term of the underlying agreement.  Results of operations may be materially affected if such transaction were not to occur.

Long-lived Assets

Long-lived assets (primarily property and equipment) are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. The Company views the following as conditions that necessitate impairment: a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices, discounted estimates of future cash flows or other methods. For the twelve months ended December 31, 2002, the Company did not note any events or changes in circumstances indicating the carrying amount of long-lived assets were not recoverable.  The carrying amount of long-lived assets is based on management’s judgment as to estimated future performance of the business.  Changes in judgments regarding future performance may lead to a different result.

Restructuring Costs

During the fourth quarter of 2002 the Company implemented several cost cutting initiatives in order to realign costs with current revenue trends.  These measures included the closing of the Company’s Arizona office, termination of certain employees, and the reduction of miscellaneous expenditures.  The Company recorded restructuring expenses of $50,000 as of December 31, 2002.  Certain estimates were used in establishing an reserve.  Actual results may differ from estimated amounts.

Accounting for Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be reversed. The Company provides a valuation allowance for deferred tax assets for amounts it considers unrealizable.  As of December 31, 2002, the Company did not provide any valuation allowance for the deferred tax assets.  This assessment is based on management’s best estimate of forecasted taxable income.  There can be no guarantee that the actual results will not be materially different from forecasted results.

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

ITEM 7A.  Quantitative and Qualitative Disclosures of Market Risk

We believe our market risk exposure with regard to our financial instruments is limited to changes in interest rates. Based upon the composition of our variable-rate debt outstanding at December 31, 2001, which is primarily borrowings under the working capital line of credit and promissory notes, we do not believe that a hypothetical increase in the bank’s prime rate of interest or the 30-day LIBOR would be material to net income.

The Company’s activities expose it to market risks that are related to the effects of changes in interest rates.  The Company maintains an interest rate risk management strategy that uses a derivative instrument to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates.

However, by using a derivative financial instrument to hedge exposures to changes in interest rates, the Company exposes itself to credit risk.  The Company minimizes its credit (or repayment) risk in derivative instruments by 1) entering into transactions with a high-quality counter-party and 2) monitoring the financial condition of its counter-party.

ITEM 8.  Financial Statements and Supplementary Data

The information required by Item 8 is included in Item 14 of this Form 10-K.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with the Company’s independent auditors.

PART III

ITEM 10. Directors and Executive Officers of the Company.

The information required by this Item will be included in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption Directors and Executive Officers which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2002, and is incorporated herein by reference.

ITEM 11. Executive Compensation.

The information required by this Item will be included in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption Executive Compensation which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2002, and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

Information required pursuant to Items 403 and 201(d) of Regulation S-K is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”, respectively, of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 30, 2003, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

The information required by this Item will be included in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption Certain Relationships and Related Transactions which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2002, and is incorporated herein by reference.

ITEM 14. Controls and Procedures.

Within 90 days prior to the filing date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which are designed to insure the timeliness and accuracy of our disclosures and financial statements.  This evaluation was under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  The Company and management also recognized that all disclosure controls and procedures have certain limitations based on cost-benefit considerations, and can only provide reasonable assurances of achieving the desired control objectives.  Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurances that they are timely alerted to material information required to be included in our period Securities and Exchange Commission filings.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)                    Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this Report.

Report of Independent Auditors

Financial Statements:

Balance Sheets as of December 31, 2002 and 2001

Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000

Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Financial Statements

(a)(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

(a)(3)                    Exhibits

The Exhibit Index is incorporated herein by reference.

(b)                                 Reports on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 2002.

(c)                                  Exhibits

The exhibits required by this item are listed in the Exhibit Index.

(d)                                 Financial Statement Schedules

See Item 15(a)(2).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on this21st day of March 2003.

ON-SITE SOURCING, INC.

By:	/s/ Christopher J. Weiler
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

Date: March 21, 2003	By:	/s/ Christopher J. Weiler
Christopher J. Weiler
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 21, 2003	By:	/s/ Jason Parikh
Jason Parikh
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Date: March 21, 2003	By:	/s/ Clifford Kendall
Clifford Kendall
Director and Chairman of the Board

Date: March 21, 2003	By:	/s/ Michael D. Brant
Michael D. Brant
Director

Date: March 21, 2003	By:	/s/ Jorge R. Forgues
Jorge R. Forgues
Director

Date: March 21, 2003	By:	/s/ Michael Meyer
Michael Meyer
Director

Date: March 21, 2003	By:	/s/ Robert W. Pivik
Robert W. Pivik
Director

Date: March 21, 2003	By:	/s/ Denis Seynhaeve
Denis Seynhaeve
Director

CERTIFICATIONS

I, Christopher Weiler, certify that:

1. I have reviewed this Annual report on Form 10-K of On-Site Sourcing, Inc.;

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

/s/ Christopher Weiler

Christopher Weiler Chief Executive Officer March 21, 2003

CERTIFICATIONS

I, Jason Parikh, certify that:

1. I have reviewed this Annual report on Form 10-K of On-Site Sourcing, Inc.;

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

/s/ Jason Parikh

Jason Parikh Chief Financial Officer March 21, 2003

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.01(1)	Certificate of Incorporation of On-Site Sourcing, Inc.

3.02(1)	Restated By-Laws of On-Site Sourcing, Inc.

4.01(1)	Form of Common Stock Certificate

4.02(1)	On-Site Sourcing’s Certificate of Incorporation is incorporated by reference to Exhibit 3.01.

4.03(1)	On-Site Sourcing’s Restated Bylaws are incorporated by reference to Exhibit 3.02.

10.01(1)	Employment Agreement with Christopher Weiler dated January 8, 1998

10.02(2)	Lease agreement dated July 17, 1996, with 443 Company/William Real Estate Co., Inc. for New York, New York office

10.03(3)	Lease agreement dated March 4, 1998, with Miller Properties for storage in Baltimore, Maryland

10.04(4)	Modification to lease agreement dated June 8, 1998, with Williams Real Estate for New York, New York office.

10.05(4)	1998 Stock Option Plan

10.06(4)	Employment Agreement with Arne Christensen dated July 1, 1998

10.07(5)	Purchase Agreement for Alexandria, Virginia property dated November 15, 2000

10.08(5)	Mortgage agreement with First Union for Alexandria, Virginia property dated November 15, 2000

10.09(5)	Lease agreement dated April 27, 2000, with Laytonsville Partnership for Gaithersburg, Maryland office

10.10(5)	Lease agreement dated September 25, 2000, with L.A. Avenue of the Arts for Philadelphia, Pennsylvania office

10.11(5)	Lease agreement dated March 1, 2000, with Chattahouchee Warehouses LLC for Atlanta, Georgia office

10.12(5)	Lease agreement dated April 1, 2000, with GA-Met for Atlanta, Georgia office

10.13(6)	2001 Broad Based Option Plan

10.14(7)	Lease Agreement dated August 31, 2001, with AU Park Lane LLC for Tempe, Arizona office

10.15(7)	Lease Agreement dated January 16, 2002, with 40 Exchange Place Corp. for New York, New York office

10.16(7)	Employment agreement with Brian Leydet, Sr. dated September 25, 2001

10.17(7)	Amended and Restated Revolving Line of Credit Loan Agreement, Term Loans Agreement and Security Agreement dated May 30, 2001, with First Union National Bank

10.18(7)	First Modification of Amended and Restated Revolving Line of Credit Loan Agreement, Term Loans Agreement and Security Agreement dated July 2, 2001, with First Union National Bank

10.19(8)	Second Modification of Amended and Restated Revolving Line of Credit, Loans Agreement, Term Loans Agreement and Security Agreement. Dated May 23, 2002 with Wachovia Bank

10.20(8)	First Modification of Amended and Restated Revolving Note dated May 23, 2002 with Wachovia Bank.

10.21(9)	Third Modification of Amended and Restated Revolving Line of Credit Loan Agreement, Term Loans Agreement and Security Agreement. Dated September 25, 2002 with Wachovia Bank.

10.22(9)	$1,250,000 Term Note Agreement Dated September 25, 2002 with Wachovia Bank.

10.23*	Fourth Modification of Amended and Restated Revolving Line of Credit Loan Agreement, Term Loans Agreement and Security Agreement. Dated February 3, 2003 with Wachovia Bank.

10.24*	Fifth Modification of Amended and Restated Revolving Line of Credit Loan Agreement, Term Loans Agreement and Security Agreement. Dated March 24, 2003 with Wachovia Bank.

10.25*	Second Modification of Amended and Restated Revolving Note dated March 24, 2003 with Wachovia Bank.

23.1*	Consent of PricewaterhouseCoopers, LLP.

23.2*	Consent of Reznick Fedder & Silverman P.C.

99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                  Incorporated by reference to the Company’s Registration Statement on Form SB-2, file No. 333-3544.

(2)                                  Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996

(3)                                  Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997

(4)                                  Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998

(5)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

(6)                                  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001

(7)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

(8)                                  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002

(9)                                  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002

* Filed herewith.  All other exhibits have been previously filed as indicated.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of On-Site Sourcing, Inc.:

In our opinion, the accompanying balance sheet as of December 31, 2002 and the related statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of On-Site Sourcing, Inc. at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) on Page F-23 present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.  The financial statements of the Company as of December 31, 2001 and for the two years ended December 31, 2001 and 2000 were audited by other independent accountants whose report dated January 31, 2002 expressed an unqualified opinion on those statements.

/s/ PricewaterhouseCoopers

McLean, VA

March 5, 2003, except for the first paragraph of Note 7, as to which the date is March 25, 2003.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

On-Site Sourcing, Inc.

We have audited the accompanying balance sheet of On-Site Sourcing, Inc., as of December 31, 2001, and the related statements of income, stockholders’ equity and cash flows for the years ended December 31, 2001 and 2000.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of On-Site Sourcing, Inc., as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman

Bethesda, Maryland
January 31, 2002

On-Site Sourcing, Inc.

BALANCE SHEETS

As of December 31,

	2002	2001
ASSETS
CURRENT
Cash	$4,279	$3,282
Accounts receivable, net of allowance of $264,096 and $349,278	8,157,822	8,103,379
Prepaid supplies	503,693	611,988
Prepaid expenses	288,469	242,818
Deferred tax asset	104,608	—
Notes receivable	48,442	151,580
Total current assets	9,107,313	9,113,047

PROPERTY AND EQUIPMENT, net	14,894,103	14,933,769

OTHER ASSETS
Goodwill	648,443	906,550
Income tax refundable	606,134	38,303
Other assets	152,767	167,259
Total assets	$25,408,760	$25,158,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$2,861,414	$3,120,166
Current portion of long-term debt	1,101,706	1,314,396
Accounts payable	1,987,302	2,759,191
Accrued and other liabilities	1,238,028	738,972
Deferred income taxes	—	58,735
Total current liabilities	7,188,450	7,991,460

NONCURRENT LIABILITIES
Long-term debt, net of current portion	6,897,100	7,030,794
Deferred rent	257,747	217,143
Deferred tax liability	266,846	374,216
Interest rate swap contract liability	913,306	—
Total liabilities	15,523,449	15,613,613

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 20,000,000 shares authorized; 5,589,240 and 5,254,259 shares issued and 5,475,650 and 5,140,669 shares outstanding, respectively	55,892	52,543
Additional paid-in capital	7,882,313	7,131,139
Other comprehensive loss	(551,545)	—
Treasury stock (113,590 shares of common stock at cost)	(396,152)	(396,152)
Retained earnings	2,894,803	2,757,785
Total stockholders’ equity	9,885,311	9,545,315
Total liabilities and stockholders’ equity	$25,408,760	$25,158,928

The accompanying notes are an integral part of these financial statements.

On-Site Sourcing, Inc.

STATEMENTS OF OPERATIONS

For the Years Ended December 31,

	2002	2001	2000

Revenue	$37,076,504	$39,460,153	$35,489,911

Cost of revenue	22,805,839	26,282,163	24,457,491

Gross profit	14,270,665	13,177,990	11,032,420

Sales and marketing	4,721,970	3,567,748	3,706,762
Administrative	8,263,299	6,078,501	4,606,426
Impairment of goodwill	258,107	—	—
Merger related costs	—	—	330,807

	13,243,376	9,646,249	8,643,995

Income from operations	1,027,289	3,531,741	2,388,425

Other income (expense):
Other income	103,874	322,766	88,051
Other expense	(68,965)	(413,943)	(196,805)
Interest expense	(839,650)	(1,195,036)	(415,236)

	(804,741)	(1,286,213)	(523,990)

Income before income taxes	222,548	2,245,528	1,864,435

Income tax provision	85,530	950,468	922,022

Net income	$137,018	$1,295,060	$942,413

Earnings per share:
Basic	$0.03	$0.25	$0.19
Diluted	$0.02	$0.24	$0.18

Weighted average shares outstanding:
Basic	5,392,266	5,145,291	4,870,825
Diluted	5,620,172	5,291,666	5,320,943

The accompanying notes are an integral part of these financial statements.

On-Site Sourcing, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUTY

For the Years Ended December 31, 2002, 2001 and 2000

	Common Stock		Additional Paid- In capital	Subscription Receivable	Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
	Shares	Amount

Balance, December 31, 1999	4,851,669	$48,517	$6,469,921	$(50,400)	$—	$(44,331)	$520,312	$6,944,019

Sale of common stock	205,546	2,055	316,323	—	—	—	—	318,378

Common stock reacquired	—	—	—	—	—	(351,821)	—	(351,821)

Net income	—	—	—	—	—	—	942,413	942,413

Balance, December 31, 2000	5,057,215	50,572	6,786,244	(50,400)	—	(396,152)	1,462,725	7,852,989

Sale of common stock	197,044	1,971	344,895	—	—	—	—	346,866

Collection of subscription receivable	—	—	—	50,400	—	—	—	50,400

Net income	—	—	—	—	—	—	1,295,060	1,295,060

Balance, December 31, 2001	5,254,259	52,543	7,131,139	—	—	(396,152)	2,757,785	9,545,315

Sale of common stock	334,981	3,349	751,174	—	—	—	—	754,523

Other comprehensive loss	—	—	—	—	(551,545)	—	—	(551,545)

Net income	—	—	—	—	—	—	137,018	137,018

Balance, December 31, 2002	5,589,240	$55,892	$7,882,313	$—	$(551,545)	$(396,152)	$2,894,803	$9,885,311

The accompanying notes are an integral part of these financial statements

On-Site Sourcing, Inc.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2002	2001	2000
Cash flows from operating activities:
Net income	$137,018	$1,295,060	$942,413
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	2,433,637	2,204,559	1,571,818
Loss from disposal of assets	96,030	95,719	86,185
Provisions for (Recovery of) bad debt	49,615	(90,000)	194,286
Impairment of goodwill	258,107	—	—
Deferred income taxes	91,048	(291,610)	338,379
Changes in assets and liabilities
Accounts receivable	(104,058)	1,748,712	(3,493,755)
Prepaid supplies	108,295	65,783	(175,410)
Prepaid expenses	(45,651)	228,946	(309,280)
Income tax refundable	(567,831)	677,371	(715,674)
Other assets	14,492	(3,835)	(80,492)
Accounts payable and accrued liabilities	(272,833)	(505,749)	1,388,421
Deferred rent	40,604	27,966	55,609
Net cash provided by (used in) operations	2,238,473	5,452,922	(197,500)

Cash flows from investing activities:
Acquisition of property and equipment	(2,533,023)	(2,119,625)	(4,535,672)
Proceeds from disposal of equipment	43,022	15,000	25,414
Receipt of payments on notes receivable	103,138	97,528	62,833

Net cash used in investing activities	(2,386,863)	(2,007,097)	(4,447,425)

Cash flows from financing activities:
Proceeds from sale of common stock	754,523	346,865	318,378
Proceeds from subscription receivable	—	50,400	—
Payments of long-term debt	(1,596,384)	(1,153,804)	(681,009)
Long term debt borrowing	1,250,000	—	—
Borrowings under line of credit	19,260,035	18,835,106	23,136,284
Payments on line of credit	(19,518,787)	(21,524,538)	(17,796,161)
Payments for reacquisition of common stock	—	—	(351,821)

Net cash provided by (used in) financing activities	149,387	(3,445,971)	4,625,671

NET CHANGE IN CASH	997	(146)	(19,254)

Cash, beginning of year	3,282	3,428	22,682

Cash, end of year	$4,279	$3,282	$3,428

Supplemental disclosure of cash flow information:

Interest paid	$843,643	$1,107,835	$371,205
Income taxes paid	$454,392	$539,210	$1,298,845

Non-cash investing and financing activities:

Equipment financed through long-term debt	$—	$—	$2,802,943
Acquisition of assets financed through long-term debt	$—	$—	$6,276,666

The accompanying notes are an integral part of these financial statements.

On-Site Sourcing, Inc.

Notes to Financial Statements

December 31, 2002, 2001, 2000

1.               OPERATIONS

On-Site Sourcing, Inc. (the Company) was incorporated in the Commonwealth of Virginia in December 1992 and changed its state of incorporation to Delaware in January 1996.  The Company provides digital imaging, reprographics, and color and digital printing to law firms and other organizations throughout the United States. Services are primarily performed in the metropolitan areas of Philadelphia, Pennsylvania, Washington, D.C., Atlanta, Georgia, New York, New York, Gaithersburg, Maryland, and Tempe, Arizona (through October 15, 2002).  In August 2002, the Company expanded its operations to Chicago, Illinois and Wilmington, Delaware.

Effective October 15, 2002, the Company ceased production at its facility in Tempe, Arizona, as result of a strategic decision to focus on larger geographic markets for growth, and to minimize current losses. The production facility represented a component of the imaging services segment.

2.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States of America, requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, goodwill, income taxes, restructuring and impairment charges, and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

Revenue Recognition

Revenue is primarily derived from providing imaging, reprographics, and digital printing services, and prior to first quarter of 2002, facility management services.  The Company recognizes revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.  Return and bad debt allowances are estimated based on specific identification and historical information.

Reprographic services involve the copying and management of large amounts of documents extracted in their original format from the offices and files of customers.  A typical job ranges in size from single documents with a small number of pages to multiple sets of documents, which can exceed a million pages.  Reprographic services are generally invoiced upon delivery, on a job-by-job basis, and based on the number of copies and the level of difficulty in copying the original documents.

Imaging services are provided primarily to law firms, which often need to search and retrieve documents in a timely and efficient manner.  Imaging services involves the conversion or transfer of traditional paper and electronic documents into electronic media or vice-versa, and include scanning of documents, converting email, attachments and other electronic files to images, indexing/coding, optical character recognition, electronic document search and retrieval services, and blowback printing.  Imaging services are typically invoiced on a job-by-job basis, based on the number of images and complexity of the retrieval applications, and upon delivery of electronic media such as CD-ROM.

Digital Printing services include both black and white and color digital production of catalogs, brochures, postcards, stationary, direct mail, newsletters, and exhibit materials, and are provided to all organizations requiring print media.  Printing jobs are typically invoiced on a job-by-job basis depending on several factors, including quantity, number of colors, quality of paper, and graphic design time.

For the years ended December 31, 2001 and 2000, the Company also derived significant revenue from facility management services.  Facilities management services include on-premise management of customer’s support services, including mailroom operations, facsimile transmission, records and supply room management and copying services.  Revenue on facility management services are recognized on a monthly basis over the contract term (typically one year) as services are performed.  Revenue generated from facilities management services was not material during 2002.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of  accounts receivable. The Company provides services primarily to law firms throughout the United States in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. For the years ended December 31, 2002 and 2001, no individual customer accounted for 10% or more of revenue or accounts receivable.

Prepaid Supplies

The Company maintains on premise a planned level of supplies, primarily printing and copying materials, for use in production activities.  Such amounts are capitalized upon receipt and expensed to costs of revenue as they are consumed in production.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows: three years for computer equipment and software and five to seven years for furniture and equipment.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter.

Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized and depreciated over the remaining useful lives of the asset. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Goodwill

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” (SFAS No. 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).  SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually.  SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary) measures the impairment. The Company completed its first phase impairment analysis upon adopting SFAS No. 142 during the first quarter of 2002 and found no instances of impairment of its recorded goodwill; accordingly, the Company did not perform the second phase analysis.  The Company noted subsequent indicators of impairment of goodwill during the third quarter of 2002 and as a result, has written off approximately $258,000 of recorded goodwill (Note 5).

In accordance with Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” the effect of these accounting changes is reflected prospectively. Supplemental comparative disclosure, as if the change had been retroactively applied, is as follows:

	For the Years Ended December 31,
	2002	2001	2000
Net income
Reported net income	$137,018	$1,295,060	$942,413
Goodwill amortization, net of tax	—	60,791	21,222
Adjusted net income	$137,018	$1,355,851	$963,635

Basic earnings per share:
Reported earnings per share	$0.03	$0.25	$0.19
Goodwill amortization, net of tax	—	0.01	—
Adjusted basic earnings per share	$0.03	$0.26	$0.19

Diluted earnings per share:
Reported earnings per share	$0.02	$0.24	$0.18
Goodwill amortization, net of tax	—	0.01	—
Adjusted diluted earnings per share	$0.02	$0.25	$0.18

Impairment of Long-Lived Assets

Long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Deferred Rent

Deferred rent is recorded and amortized to the extent the total minimum rental payments allocated to the current period on a straight-line basis are less than the cash payments required.

Derivative Instrument and Hedging Activity

The Company uses an interest rate swap to convert its variable-rate interest payments on its mortgage ($5,413,869 at December 31, 2002) to fixed-rate interest payments. This interest rate swap has been designated and qualifies as a cash-flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).

SFAS No.133 requires the Company to carry all derivative financial instruments on the balance sheet at fair value.  Changes in fair value of designated, qualified and effective cash flow hedges are estimated and recorded as a component of Other Comprehensive Income (Loss) until the hedged transaction occurs, which at that time, is recognized in earnings (loss).  The Company has determined that its interest rate swap was highly effective upon adopting SFAS No. 133.

During the first quarter of 2002, given the continued decline in market interest rate, the Company measured the fair value of the interest rate swap and as a result, recorded interest rate swap contract liability of $434,000, which was the estimated fair value of the interest rate swap, along with an unrealized after-tax loss of $265,000 in other comprehensive loss, which is a component of stockholders’ equity.  As of December 31, 2002, the Company carried a non-current interest rate swap liability of $913,306 and an unrealized after-tax loss of $551,545 in other comprehensive loss.  The Company assumes the hedged transaction will occur during the term of the underlying agreement.  Results of operations may be materially affected if such transaction were not to occur.

Cost of Revenue

Cost of revenue consists of direct production labor, depreciation of production equipment, costs of the production facility, inbound and outbound shipping charges, packaging supplies and other costs incurred in providing services.

Stock-Based Compensation

The Company uses the intrinsic-value method in accounting for its employee stock options rather than the alternative fair value accounting method. Companies that follow the intrinsic-value method must provide pro forma disclosure of the impact of applying the fair-value method.

The following table summarizes relevant information as to reported results under the Company’s intrinsic-value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions had been applied:

	For the Years Ended December 31,
	2002	2001	2000
Net income, as reported	$137,018	$1,295,060	$942,413
Less: stock-based compensation	(118,310)	(70,748)	(234,840)
Adjusted net income	$18,708	$1,224,312	$707,573

Basic earnings per share - as reported	$0.03	$0.25	$0.19
Diluted earnings per share – as reported	$0.02	$0.24	$0.18
Basic earnings per share – as adjusted	$—	$0.24	$0.15
Diluted earnings per share – as adjusted	$—	$0.23	$0.13

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	For the Years Ended December 31,
	2002	2001	2000
Average risk-free interest rate	3.75%	5.7%	5.7%
Average expected life (in years)	5	5	5
Volatility	81%	75%	75%

Comprehensive Loss

Other comprehensive loss recorded by the Company is comprised of unrealized loss from interest rate swap instrument, net of related tax effects.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of options or warrants.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting.  Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (SFAS No. 131) establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas, and major customers.  The Company has determined that it operated, until December 31, 2001, four segments, including imaging, reprographics, digital printing and facility management services.  During first quarter 2002, the Company significantly reduced the facility management service activities and no longer managed such operations as a separate segment.

Reclassification

Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-

Lived Assets and for Long-Lived Assets to Be Disposed Of” and portions of Accounting Principles Bulletin Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on the Company’s financial position, results of operations, or cash flows.

In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146).  It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability.  Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan.  The new standard is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not believe SFAS No. 146 will have a material effect on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure” (SFAS No. 148). SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on the Company’s financial position, results of operations, or cash flows.

3.               NOTES RECEIVABLE

On September 30, 1999, the Company entered into a purchase and sale agreement with a former stockholder and employee to sell the rights and contracts to provide certain information technology services to customers previously serviced by the Company’s Information Technology Division.  The sale price, in the amount of $270,000, was provided through a note agreement between the Company and the former stockholder.  The note accrues interest at 8% per annum, is payable in interest-only installments through September 2000 and in principal and interest installments through September 2002, the original maturity of the note.  The Company granted an extension of maturity through December 31, 2003. At December 31, 2002, the outstanding balance of this note was $48,442.

In connection with the sale, the Company entered into an additional note agreement with the former shareholder in the amount of $50,000.  The note accrued interest at 8% per annum.  The note was paid during 2000.

4.               PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2002 and 2001:

	2002	2001

Land	$4,562,066	$4,562,066
Building	6,919,217	2,979,296
Copiers	3,109,846	4,537,977
Computers, equipment and other	6,628,272	8,101,224
Vehicles	508,253	485,001
	21,727,654	20,665,564
Less: accumulated depreciation	(6,833,551)	(5,731,795)

	$14,894,103	$14,933,769

Depreciation expense, including depreciation on equipment under capital leases, was $2,433,637, $2,204,559, and $1,571,818 for the years ended December 31, 2002, 2001 and 2000, respectively.

On November 16, 2000, the Company purchased certain property consisting of land of approximately $4.6 million and buildings of approximately $2.9 million for use as its corporate headquarters and as an operating facility for total consideration of $7.5 million.  In connection with the purchase, the Company entered into a note agreement with a bank in the amount of $5,800,000 (see Note 7).

At December 31, 2002 and 2001, the Company had $359,890 and $495,000 of equipment financed through capital leases.  The accumulated deprecation on these equipment was $187,910, and $125,617.

5.               IMPAIRMENT OF GOODWILL

During 2000, the Company acquired Legend Lithographics, Inc. and Pseudon Communications, Inc. (collectively, “Legend”), a digital printing and copying company, for $438,172. The Company also acquired Duplicating and Design, Inc. (“D&D”), a digital printing and graphic design company for $741,078.  The Company recorded goodwill of $312,848 and $741,078 respectively, associated with the Legend and the D&D acquisitions.  The acquired businesses were operated as two independent business units from the date of acquisition.

Upon adopting SFAS No. 142, the Company determined the recorded goodwill was business unit level goodwill.  During the third quarter of 2002, Legend sustained greater than anticipated losses due to general unfavorable market conditions.  As a result, the Company revised its financial forecast for Legend. Based on the revised outlook, the Company performed an impairment assessment of the carrying amount of the associated goodwill and concluded that the carrying amount of goodwill was not recoverable.  The Company recorded an impairment charge for the full carrying amount of $258,107.  This charge was recorded within the Digital Printing segment and has been included in the impairment charge in the Statements of Operations.

6.               ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following at December 31, 2002 and 2001:

	2002	2001

Accrued salaries, bonus, taxes and fringe benefits	$653,433	$361,592
Accrued commissions	203,623	100,511
Accrued sales tax payable	146,874	136,855
Other accrued liabilities	234,098	140,014

	$1,238,028	$738,972

7.               LINE OF CREDIT AND OTHER DEBT

At December 31, 2002, the Company has a working capital line of credit with a bank in the amount of $7,000,000.  The working capital line of credit is collateralized by accounts receivable and certain equipment as described in the underlying agreement.  The Company has the capacity to borrow, at any given time, the lesser of the established line of credit or eligible accounts receivable, generally defined as 75% of accounts receivable that are less than 120 days old.  On March 24, 2003 the Company renewed the line of credit agreement to extend the maturity of the credit line to May 31, 2004.  The line of credit bears interest at the lesser of the bank’s prime rate or the 30-day LIBOR plus 2.20% (3.58% at December 31, 2002).  At December 31, 2002, total borrowings of  $2,861,414 were outstanding under the agreement.  At December 31, 2002, the Company had available to borrow under the line of credit approximately $2.6 million.

The Company’s other debt is summarized as follows:

	Interest Rate	Principal payment	Maturity	December 31,
				2002	2001
Promissory note (mortgage)	9.48%	See below	November 2007	$5,413,869	$5,610,761
Term notes ($316,000)	8.75%			—	45,596
Term note ($1,780,300)	LIBOR+2.5%	$29,672	August 2006	1,275,876	1,632,240
Term note ($1,125,000)	LIBOR+2.5%	$31,250		—	562,500
Term note ($1,250,000)	LIBOR+2.5%	$34,722	October 2005	1,180,431	—
Duplicating & Design purchase note				—	233,333
Capital lease obligations (Note 8)				128,630	260,760
				7,998,806	8,345,190
Less current portion				(1,101,706)	(1,314,396)

Long term debt				$6,897,100	$7,030,794

At December 31, 2002, the Company had a mortgage note payable (Mortgage) with a carrying amount of $5,413,869.  The mortgage was to fund the purchase of the Alexandria, Virginia property.  In order to manage interest costs and exposure to changing interest rates on the mortgage loan, the Company entered into an interest rate swap agreement in which the interest rate is fixed at 9.48%.  Under the terms of the note and related interest rate swap agreements, the Company is required to make monthly principal and interest payments in the aggregate of $60,495 for a period of seven years, and a lump-sum payment of $4,155,254 when the note becomes due in October 2007.

In September 2002, the Company entered into a note payable in the amount of $1,250,000 (Note).  The note was obtained to create additional borrowing capacity, in the event it is needed.  Under the terms of the note, the Company is required to make monthly principal and interest payments in the aggregate of $34,722 for a period of three years.  The unpaid principal amount bears interest at a fluctuating annual rate equal to the 1 – Month LIBOR plus 2.50%.

The Company has obtained financing for certain equipment (Equipment Financing) in the aggregate amount of  $1,780,300 as of December 31, 2002.  The underlying notes are secured by the underlying equipment and accrues interest at a rate of the 30-day LIBOR plus 2.50% and matures in August 2006.

The Mortgage, the Note, the Equipment Financing, and the line of credit arrangements were obtained from the same bank.  As of December 31, 2002 the total borrowing from the bank was $10,731,590.  The underlying agreements related to these debts provide a cross-default protection provisions to the lender and require certain financial covenants.  A significant covenant requires the Company to maintain an Interest Coverage Ratio, as defined, in excess of 2.0:1.  For the quarters ended March 31, 2002 and June 30, 2002 the Company was in compliance with the Interest Coverage Ratio. During the quarter ended September 30, 2002, due to a significant quarterly net loss, the Company was not in compliance with this covenant.  As a result, the Company obtained a waiver of the covenant for the third and fourth quarters of 2002.  The Company met all other financial covenants throughout the year in 2002 and was in compliance with all covenants at December 31, 2002.  During the first quarter of 2003, the bank modified the Interest Coverage Ratio to be 1.75:1 for the quarters ended March 31, 2003 and June 30, 2003, after which the ratio reverts back to 2.0:1. The modification also allows the exclusion of certain charges, deemed as one time in nature, from the computation of the Interest Coverage Ratio, with advance approval from the bank.  The Company has received approval to exclude charges related to the results of the closed Arizona office, and the write-off of goodwill related to the Company’s printing division.  The Company expects to remain in compliance with all of the covenants within the next twelve months following December 31, 2002.  In the event the Company is not in compliance with the debt covenants, the bank has the right to call for immediate payments on some or all debt borrowings covered under the debt agreements with the bank. If such an event were to occur, the Company may be forced to seek alternative sources of funding.  The Company does not believe such an event is likely to occur.

Aggregate maturities of long-term debt for the five years following December 31, 2002 and thereafter are as follows:

Year	Amount
2003	$1,101,706
2004	1,023,732
2005	963,451
2006	494,011
2007	4,415,906
Thereafter	—

$7,998,806

8.               COMMITMENTS AND CONTINGENCIES

The Company has entered into employment agreements with its officers and certain employees.  The agreements provide for base salaries, contingent incentive compensation based on achievement of certain sales and other goals, non-compete and nondisclosure restrictions and, in certain cases, stock options, which vest over time.  The agreements are terminable at the discretion of the Company.

The Company leases its office facilities, copiers and office equipment under various operating and capital leases.  Lease terms range from one to approximately six years.  Minimum annual rental and lease commitments for leases with a remaining term of one year or more at December 31, 2002, are as follows:

Year ending December 31,

Capital leases

Operating leases

2003	$119,785	$2,030,591
2004	15,980	1,804,773
2005	—	1,207,698
2006	—	928,960
2007	—	534,473
Thereafter	—	434,102

Total minimum lease payments	$135,765	$6,940,597

Less: interest	(7,135)

Present value of net minimum lease payments	$128,630

Interest expense on the outstanding obligations under capital leases was approximately $20,917, $37,227 and $33,444 for the years ended December 31, 2002, 2001 and 2000, respectively.

Rent expense was $2,214,834, $2,586,971, and $2,512,366 for the years ended December 31, 2002, 2001 and 2000, respectively.

9.               STOCKHOLDERS’ EQUITY

Incentive Stock Options Plan

The Company’s stock award plans consist of the 2000 Broad Based Option Plan (2000 Plan) and the 1998 Stock Incentive Plan (1998 Plan). Shares reserved under these plans consist of 250,000 shares in the 2000 Plan and 1,952,000 shares in the 1998 Plan.  The two plans are administered by the Board of Directors.  Under the terms of the plans, options may be granted to the Company’s employees to purchase shares of common stock.  Options become exercisable ratably over a vesting period, as determined by the Board of Directors, normally quarterly over a three-year period, and expire over terms not exceeding 10 years from the date of grant, three months after termination of employment, or one year after the death or permanent disability of the employee.  The Board of Directors determines the option price (not less than fair market value of the underlying common stock) at the date of grant.

During 2002, 2001 and 2000, the Company granted options for 212,500, 509,500 and 936,500 shares of common stock, respectively.  The grant price per share was equal or greater than the fair market price of the common stock at the date of grant.  As of December 31, 2002, 2001 and 2000, options for 1,005,492, 1,243,046 and 422,757 of the shares are vested with the remainder scheduled to vest through December 2005.  The options expire through 2007.

The following depicts activity in the plans for three years ended December 31, 2002:

	Shares	Exercise price

Outstanding, December 31, 1999	1,178,958	$1.10-3.44
Options granted	936,500	1.75-4.625
Options exercised	205,546	1.11-3.250
Options expired	194,844	2.25-4.625

Outstanding, December 31, 2000	1,715,068	1.10-4.625
Options granted	509,500	1.31-2.45
Options exercised	197,044	1.13-2.125
Options expired	534,853	1.75-4.625

Outstanding, December 31, 2001	1,492,671	1.10-4.625
Options granted	212,500	1.80-3.60
Options exercised	334,981	1.125-3.00
Options expired	236,698	1.25-4.625

Outstanding, December 31, 2002	1,133,492	$1.13-4.625

Treasury Stock

In December 1999, the Company’s Board of Directors authorized the Company to repurchase up to 500,000 shares of common stock.  During 2000 and 1999 the Company repurchased, through open market and negotiated transactions, 102,300 shares of stock at an aggregate price of $371,152.  Prior to 1999, the Company held 11,290 shares of treasury stock at an aggregate cost of $25,000.  The Company did not buy back any common stock during 2002 or 2001, and currently does not plan to repurchase additional common stock.  The Company held treasury stock of 113,590 shares of common stock at a cost of $396,152 as of December 31, 2002 and 2001, respectively.

Comprehensive Income (Loss)

The changes in the components of comprehensive income were as follows:

	For the Years Ended December 31,
	2002	2001	2000
Net income	$137,018	$1,295,060	$942,413
Other comprehensive loss:

Interest rate swap contract, net of tax	(551,545)	—	—

Comprehensive (loss) income	$(414,527)	$1,295,060	$942,413

10.         EARNINGS PER SHARE

The following represents the calculation for earnings per share:

	For the Years Ended December 31,
	2002	2001	2000
Net income	$137,018	$1,295,060	$942,413
Weighted average shares outstanding
Common stock	5,392,266	5,145,291	4,870,825
Stock options	227,906	146,375	450,118
Common stock and common stock equivalents	5,620,172	5,291,666	5,320,943

Basic and diluted earnings per share
Basic	$0.03	$0.25	$0.19
Diluted	$0.02	$0.24	$0.18

For the years ended December 31, 2002, 2001 and 2000, 905,586, 582,851, and 531,798 stock options, respectively were excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive.

11.         RESTRUCTURING RELATED ACTIVITIES

On October 15, 2002, the Company ceased production at its facility in Tempe, Arizona, as a result of a strategic decision to focus on larger geographic markets for growth, and to minimize current losses.  The equipment from this facility were distributed to the Company’s other facilities.  The lease for the Arizona facility expires in August 2003. The Company plans to sublease the facility until the lease expires.  The Company does not expect losses from the subleasing arrangement, if any, to be material.

During the fourth quarter of 2002 the Company implemented several cost cutting initiatives in order to realign costs with current revenue trends.  These measures included the closing of the Company’s Arizona office, termination of employees, and the reduction of miscellaneous expenditures.  All liabilities associated with these activities were paid in full as of December 31, 2002.

12.         MERGER AGREEMENT

In July 2000, the Company entered into a definitive merger agreement with U.S. Technologies Inc. (“U.S. Technologies”) pursuant to which U.S. Technologies would acquire the Company.  On April 2, 2001, the Company exercised its option to terminate the merger agreement.  In connection with the proposed transaction, the Company incurred $330,807 of merger related costs, which were expensed in the fourth quarter of 2000.

13.         INCOME TAXES

A breakdown of current and deferred tax expense for the years ended December 31, 2002, 2001, and 2000 is as follows:

	For the Years Ended December 31,
	2002	2001	2000
Current tax (benefit) expense	$(5,518)	$1,242,078	$583,552
Deferred tax expense (benefit)	91,048	(291,610)	338,470
	$85,530	$950,468	$922,022

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2002, 2001 and 2000 is summarized as follows:

	For the Years Ended December 31,
	2002	2001	2000
Federal statutory rate	34.00%	34.00%	34.00%
State income taxes	9.20	9.56	8.20
Other	(4.77)	(1.24)	7.25
	38.43%	42.32%	49.45%

The Company provides deferred taxes for temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases of assets and liabilities for tax return purposes. The net deferred tax assets (liabilities) at December 31, 2002 and 2001 are attributable to the following:

	2002	2001
Current deferred tax assets:
Allowance for doubtful accounts	$104,608	$140,972
Net current deferred tax assets	$104,608	$140,972

Non-current deferred tax assets:
Goodwill amortization	$78,979	$22,280
Deferred rent	100,905	87,539
Interest rate swap	361,761	—
	541,645	109,819
Non-current deferred tax liabilities:
Depreciation	(808,491)	(683,742)

Net non-current deferred tax liabilities	$(266,846)	$(432,951)

At December 31, 2002, the Company had an income tax refundable balance of approximately $606,000, related to the overpayment of estimated tax expense.

14.         EMPLOYEE BENEFIT PLAN

The Company sponsors a plan to provide retirement benefits under the provision of Section 401(k) of the Internal Revenue Code (the 401(k) Plan) for all employees who have completed one year of service and have reached their 21st birthday.  Company contributions may range from 0% to 100% of employee contributions.  Employees may elect to contribute up to 80% of their eligible compensation on a pretax basis.  Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan.  During the years ended December 31, 2002, 2001 and 2000, respectively, the Company made no contributions to the 401(k) Plan.

15.         SEGMENT INFORMATION

The Company is organized and operates in three significant segments: reprographics, imaging, and digital printing services.  Until December 31, 2001, the Company also had a facility management services segment. This segment was significantly reduced during the first quarter of 2002, as most of the service contracts were terminated by the Company.  At December 31, 2002, the Company has one such contract remaining.  Management does not view facility management services as a separate segment for the year ended December 31, 2002.  In the summary of the results of the Company’s operating segments below, the results for the remaining facility management contract for the year ending December 31, 2002 are listed under the heading other.  Prior year amounts related to facility management services have been restated into other to conform to current year presentation.

Reprographics involves the copying and management of large amounts of documents extracted in their original format, from the offices and files of customers.  Reprographic services include copying, binding, drilling, labeling, collating, assembling and quality review.  The Company’s reprographic centers, currently located in Virginia, New York, Pennsylvania, Georgia, Illinois, Delaware, and Arizona (through October 15, 2002), are open 24 hours a day, seven days a week to handle the prompt turn-around time often requested by customers. A typical job ranges in size from single documents with a small number of pages to multiple sets of documents, which can exceed a million pages. A job is typically picked up by the Company’s in-house dispatch service and brought back to its production center. The jobs are then processed per the customer’s instructions and reviewed by the quality control staff. Documents are returned to the client via the Company’s dispatch service. Reprographic jobs are generally billed on a job-by-job basis, based on the number of copies and the level of difficulty in copying the original documents.

Imaging services involves the conversion or transfer of the traditional paper and electronic documents into electronic media or vice-versa. Services provided in the imaging services division primarily cater to law firms. A typical job involves a law firm that is representing a client in a litigation matter. In order for the law firm to prepare for its case, it often must review a large number of documents, emails, and email attachments. As a result, the law firms often have a need to search and retrieve appropriate documents in a timely and efficient manner. In order to help meet this need, the imaging services division offers case management consulting, electronic scanning of documents, converting email, attachments and other electronic files to images, indexing/coding, optical character recognition, electronic discovery, blowback printing, training, technical support and electronic document search and retrieval services. Imaging services are typically billed on a job-by-job basis, based on the number of images and complexity of the retrieval applications.

Digital printing services include both black and white and color digital production of catalogs, brochures, postcards, stationary, direct mail, newsletters, and exhibit materials.  Typical customers include organizations requiring print media. In addition, ancillary services, which include graphic design, mailing, special finishing, storage, fulfillment, and delivery services are provided through the digital printing segment. Printing jobs are typically billed on a job-by-job basis depending on several factors, including quantity, number of colors, quality of paper, and graphic design time.

The Company evaluates its segments’ performance based on revenue and profit and loss from operations before allocation of corporate administrative expenses and income taxes.  A summary of the results of the Company’s operating segments is as follows:

	For the Years Ended December 31,
	2002	2001	2000
Revenue:
Reprographics	$18,682,914	$22,572,613	$21,111,105
Imaging	14,400,395	11,371,985	9,486,070
Digital printing	3,035,010	2,958,697	1,853,170
Other	1,115,739	2,556,858	3,039,566
Inter-segment elimination	(157,554)	—	—

Total revenue	$37,076,504	$39,460,153	$35,489,911

	For the Years Ended December 31,
	2002	2001	2000
Income before taxes:
Reprographics	$2,889,331	$4,545,666	$1,217,977
Imaging	4,384,210	3,326,065	4,355,535
Digital printing	(477,496)	(734,486)	(419,567)
Other	230,736	183,478	411,607
Corporate administrative expenses	(6,804,233)	(5,075,195)	(3,701,117)

Total income before taxes	$222,548	$2,245,528	$1,864,435

16.         QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

2002	First	Second	Third	Fourth

Revenue	$8,850,235	$10,314,192	$8,594,999	$9,317,078

Gross profit	3,321,376	4,633,200	2,718,049	3,598,040

Net income (loss)	119,975	541,474	(619,517)	95,086

Earnings per share:
Basic	0.02	0.10	(0.11)	0.02
Diluted	0.02	0.10	(0.11)	0.01

2001	First	Second	Third	Fourth

Revenue	$9,449,649	$10,332,382	$10,609,923	$9,068,199

Gross profit	3,086,684	3,678,731	3,646,182	2,766,393

Net income	242,180	420,233	410,182	222,465

Earnings per share:
Basic	.05	.09	.08	.03
Diluted	.05	.08	.08	.03

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expense	Deductions(1)	Balance at End of Period

Year ended December 31, 2002
Allowance for doubtful accounts	$349,278	$49,615	$134,797	$264,096

Year ended December 31, 2001
Allowance for doubtful accounts	$439,278	$(90,000)	$—	$349,278

Year ended December 31, 2000
Allowance for doubtful accounts	$544,417	$194,286	$299,425	$439,278

(1) Net Write-offs of un-collectible accounts