Form 10-Q
period 2003-03-31
ON SITE SOURCING INC
filed 2003-05-15
CIK 1012141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File No. 0-20947

ON-SITE SOURCING, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	54 - 1648470
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes ☒  No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2003:

Common Stock, $.01 par value	5,494,225 shares

ON-SITE SOURCING, INC.

ON-SITE SOURCING, INC.

BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$4,279	$4,279
Accounts receivable, net	8,466,078	8,157,822
Prepaid supplies	466,069	503,693
Prepaid expenses	341,497	288,469
Income taxes refundable	419,815	—
Deferred tax asset	104,608	104,608
Notes receivable	42,240	48,442
Total current assets	9,844,586	9,107,313

Property and equipment, net	14,323,372	14,894,103

OTHER ASSETS
Goodwill	648,443	648,443
Income taxes refundable	191,553	606,134
Other assets	139,681	152,767
Total assets	$25,147,635	$25,408,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$3,500,352	$2,861,414
Current portion of long-term debt	1,082,432	1,101,706
Accounts payable	1,434,976	1,987,302
Accrued and other liabilities	1,269,478	1,238,028
Total current liabilities	7,287,238	7,188,450

NONCURRENT LIABILITIES
Long-term debt, net of current portion	6,635,913	6,897,100
Deferred rent	259,125	257,747
Deferred tax liability	228,458	266,846
Interest rate swap contract liability	893,210	913,306
Total liabilities	15,303,944	15,523,449

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 20,000,000 shares authorized 5,607,815 and 5,589,240 shares issued and 5,494,225 and 5,475,650 outstanding, respectively	56,078	55,892
Additional paid-in capital	7,909,210	7,882,313
Other comprehensive loss	(539,409)	(551,545)
Treasury stock (113,590 shares of common stock at cost)	(396,152)	(396,152)
Retained earnings	2,813,964	2,894,803
Total stockholders’ equity	9,843,691	9,885,311
Total liabilities and stockholders’ equity	$25,147,635	$25,408,760

The accompanying notes are an integral part of these financial statements.

ON-SITE SOURCING, INC.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended
	March 31, 2003	March 31, 2002

Revenue	$8,836,068	$8,850,235

Costs and expenses:
Cost of sales	6,027,205	5,528,859
	2,808,863	3,321,376

Sales and marketing	1,074,992	1,059,805
General and administrative	1,681,664	1,979,447
	2,756,656	3,039,252

Income from operations	52,207	282,124

Other income (expense):
Other income	13,233	35,588
Interest expense	(185,211)	(209,806)
	(171,978)	(174,218)

(Loss) Income before taxes	(119,771)	107,906
Income tax benefit	(38,932)	(12,069)

Net (loss) income	$(80,839)	$119,975

(Loss) Earnings per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

Weighted-average shares outstanding:
Basic	5,485,350	5,224,474
Diluted	5,485,350	5,584,174

The accompanying notes are an integral part of these financial statements.

ON-SITE SOURCING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Unaudited Three Months Ended March 31

	2003	2002
Cash flows from operating activities:
Net cash used in operations	$(324,437)	$(616,054)

Cash flows from investing activities:
Acquisition of property and equipment	(68,052)	(1,072,467)
Receipt of payments on notes receivable	6,202	45,253
Proceeds from disposal of equipment	728	15,777

Net cash used in investing activities	(61,122)	(1,011,437)

Cash flows from financing activities:
Proceeds from sale of common stock	27,083	323,679
Payments of long-term debt	(280,462)	(289,032)
Borrowings under line of credit	4,875,410	5,153,587
Payments on line of credit	(4,236,472)	(3,560,494)

Net cash provided by financing activities	385,559	1,627,740

Net change in cash	—	249
Cash, beginning of period	4,279	3,282
Cash, end of period	$4,279	$3,531

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

The financial information presented should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on Form 10-K.  The results of operations for the three-month periods ended March 31, 2003 and 2002 may not be indicative of the results for the full year.

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

Concentration of Credit Risks

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

Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).  SFAS No. 142 requires the Company to compare the estimated fair value of the reporting unit to its carrying amount to determine if there is potential impairment.  If the estimated fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value.  If the carrying value of the goodwill exceeds its fair value, an impairment loss is recognized.  The Company determined there was no impairment of goodwill during the periods reported.

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

Derivative Instrument and Hedging Activity

The Company uses an interest rate swap to convert its variable-rate interest payments on its mortgage ($5,361,747 at March 31, 2003) to fixed-rate interest payments. This interest rate swap has been designated and qualifies as a cash-flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).

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

As of and for the three months ended March 31, 2003, the Company recorded a non-current liability of $893,210, which represented the estimated fair value of the interest rate swap, along with an unrealized after-tax loss of $539,409 in Other Comprehensive Loss, which is a component of Stockholders’ Equity.

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

The following table summarizes relevant information as to reported results under the Company’s intrinsic-value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions had been applied:

	For the Three Months Ended March 31,
	2003	2002
Net income, as reported	$(80,839)	$119,975
Less: stock-based compensation	91,547	95,285
Adjusted net (loss) income	$(172,386)	$24,690

Basic earnings per share – as reported	$(0.01)	$0.02
Diluted earnings per share – as reported	$(0.01)	$0.02
Basic earnings per share – as adjusted	$(0.03)	$—
Diluted earnings per share – as adjusted	$(0.03)	$—

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	For the Three Months Ended March 31,
	2003	2002
Average risk-free interest rate	4.94%	5.45%
Average expected life (in years)	5	5
Volatility	82.78%	81.17%

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

4. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires that total comprehensive income (loss) be disclosed with equal prominence as net income (loss).   Comprehensive income (loss) is defined as changes in stockholders’ equity exclusive of transactions with owners, such as capital contributions and dividends.  The Company’s total comprehensive income (loss) is comprised of net income (loss) and other comprehensive loss, which consists of changes in the estimated fair value of the interest rate swap contract.   At March 31, 2003 and 2002, the components of comprehensive income (loss) were as follows:

	(Unaudited) Three Months Ended March 31,
	2003	2002
Net (loss) income	$(80,839)	$119,975
Other comprehensive loss:
Interest rate swap contract	(539,409)	(265,000)

Comprehensive loss	$(620,248)	$(145,025)

5. Earnings (Loss) Per Share

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

	(Unaudited) Three Months Ended March 31,
	2003	2002

Net (loss) income	$(80,839)	$119,975

Weighted average common shares Outstanding	5,485,350	5,224,474
Dilutive effect of outstanding stock options	—	359,700

Weighted average common shares outstanding, assuming dilution	5,485,350	5,584,174

Net (loss) income per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

For the three months ended March 31, 2003 and 2002, 790,083 and 133,500 options respectively, were excluded from the above reconciliation, as these options were anti-dilutive for these periods.  For the three months ended March 31, 2003 as a result of a net loss, 22,028 stock options were excluded from the diluted loss per share calculation, as the shares were anti-dilutive.

6. Segment Information

The Company is organized and operates in three significant segments: reprographics, imaging, and digital printing services.  Until December 31, 2001, the Company also had a facility management services segment. This segment was significantly reduced during the first quarter of 2002; as most of the service contracts were terminated by the Company.  At March 31, 2003, the Company has one such contract remaining.  Management does not view facility management services as a separate segment for the periods reported.  In the summary of the results of the Company’s operating segments below, the results for the remaining facility management contract are listed under the heading other.

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

The Company evaluates its segments’ performance based on revenue and results from operations before allocation of corporate administrative expenses and income taxes.  A summary of the results of the Company’s operating segments is as follows:

	(Unaudited) Three Months Ended March 31,
	2003	2002
Revenue
Reprographics	$4,782,620	$4,420,342
Imaging	3,001,035	3,286,272
Digital printing	826,674	911,815
Other	249,412	303,109
Inter-segment elimination	(23,673)	(71,303)

Total revenue	$8,836,068	$8,850,235

	(Unaudited) Three Months Ended March 31,
	2003	2002
(Loss)Income before taxes:
Reprographics	$478,847	$664,067
Imaging	684,920	998,470
Digital printing	(61,532)	19,006
Other	13,304	51,400
Corporate administrative expenses	(1,235,310)	(1,625,037)

Total (loss) income before taxes	$(119,771)	$107,906

7.              Line of Credit and Other Debt

The Company had a working capital line of credit with a bank in the amount of $7 million at March 31, 2003.  The working capital line of credit is collateralized by accounts receivable and certain equipment as described in the underlying agreement.  The Company has the capacity to borrow, at any given time, the lesser of the established line of credit or eligible accounts receivable, generally defined as 75% of accounts receivable that are less than 120 days old.  On March 24, 2003 the Company extended the term of the line of credit agreement to May 2004.  The line of credit bears interest at the lesser of the bank’s prime rate or the 30-day LIBOR plus 2.20% (3.46% at March 31, 2003).   At March 31, 2003, the Company had approximately $1.8 million available to draw against the credit line.

The Company has a mortgage note and two term notes (the Notes) to the same bank.  At March 31, 2003, the total borrowings under the line of credit and the Notes from the bank were approximately $11 million.  The underlying agreements related to these debts provide cross-default protection provisions to the lender, and require compliance with certain financial covenants.

A significant covenant requires the Company to maintain an Interest Coverage Ratio, as defined, in excess of 2.0:1. During the quarter ended September 30, 2002, due to a significant quarterly net loss, the Company was not in compliance with this covenant.  As a result, the Company obtained a waiver of the covenant for the third and fourth quarters of 2002.  The Company met all other financial covenants throughout the year in 2002 and was in compliance with all covenants at December 31, 2002.  During the first quarter of 2003, upon the Company’s request, the bank modified and reduced the Interest Coverage

Ratio requirement to 1.75:1 for the quarters ending March 31, 2003 and June 30, 2003, after which the ratio reverts back to 2.0:1. The modification also allows the exclusion of certain charges, deemed as one time in nature, from the computation of the Interest Coverage Ratio, with advance approval from the bank.  The Company has received approval to exclude certain one-time charges.

At March 31, 2003, the Company met all its financial covenants, as modified.  Based on the results of the first quarter of 2003 and future unpredictability of profitability, in May 2003, the Company obtained approval from the bank to reduce the required Interest Coverage Ratio to 1.25:1 for the quarter ending June 30, 2003, after which the ratio reverts back to 2.0:1.

The Company believes it will be in compliance with all of the covenants, as modified, within the next twelve months following March 31, 2003.  In the event the Company is not in compliance with the debt covenants, the bank has the right to call for immediate payments on some or all debt borrowings covered under the debt agreements with the bank (approximately $11 million at March 31, 2003).  If such an event were to occur, the Company may be forced to seek alternative sources of funding.  The Company does not believe such an event is likely to occur.

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

Included in “Accounts receivable, net” on our Balance Sheets is an allowance for doubtful accounts.  Senior management reviews the accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectable.  After all attempts to collect the receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, we believe our allowance for doubtful accounts as of March 31, 2002 is adequate.  However, no assurances can be given that actual write-offs will not exceed the recorded allowance.

Accounting for Goodwill

Effective January 1, 2002, the Company adopted the full provisions of SFAS No. 142.  In accordance with SFAS No.142, the Company records impairment losses on goodwill when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.  The fair value for goodwill is estimated using the discounted cash flow model, with the Company’s own assumptions.  At March 31, 2003 the Company noted no conditions or change in circumstances that would render an impairment assessment.  Change in management’s judgment may lead to significantly different results.

Accounting for Derivative Instrument and Hedging Activity

The Company uses an interest rate swap to convert its variable-rate interest payments on its mortgage ($5,361,747 at March 31, 2003) to fixed-rate interest payments. This interest rate swap was designated as a cash-flow hedge and qualified for the short-cut method of assessing effectiveness under SFAS No. 133 , “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).

SFAS No.133 requires the Company to carry all derivative financial instruments on the balance sheet at fair value.  Fair value is obtained from the lending institution on a quarterly basis, and is based on interest rates at the inception of the hedge, current interest rates, and remaining time period until maturity on the underlying debt. Changes in fair value of effective cash flow hedges are recorded as a component of Other Comprehensive Income (Loss) until the hedged transaction occurs, which at that time is recognized in earnings (loss).  The Company assumes the hedged transaction will occur during the term of the underlying agreement.  Results of operations may be materially affected if such transaction were not to occur.

Long-lived Assets

Long-lived assets (primarily property and equipment) are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. The Company views the following as conditions that necessitate impairment: a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices, discounted estimates of future cash flows or other methods. For the three months ended March 31, 2003, the Company did not note any events or changes in circumstances indicating the carrying amount of long-lived assets were not recoverable.  The carrying amount of long-lived assets is based on management’s judgment as to estimated future performance of the business.  Changes in judgments regarding future performance may lead to a different result.

Accounting for Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be reversed. The Company provides a valuation allowance for deferred tax assets for amounts it considers unrealizable.  As of March 31, 2003, the Company did not provide any valuation allowance for the deferred tax assets.  This assessment is based on management’s best estimate of forecasted taxable income.   There can be no guarantee that the actual results will not be materially different from forecasted results.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

REVENUE

Revenue for the three months ended March 31, 2003 decreased by $14,167, to $8,836,068 from $8,850,235 in the comparable period in 2002.  Due to inclement weather in New York, Pennsylvania, Delaware, and the Washington, DC area in February 2003, our production facilities lost several days of production time, resulting in lost revenue.  The decrease in revenue was also the result of reduced pricing on some of the services offered due to competitive pricing being offered by competitors.

The Company generates a large percentage of its revenue from law firms, which typically engage in large transactional matters involving business combinations. Over the last 18 months the Company has seen a significant decrease in these types of transactional matters as a result of the overall state of the economy and business environment.  The Company, in order to lessen its dependence on law firms, is actively pursuing other sources of revenue, including other market segments such as government, healthcare, insurance and Fortune 1000 organizations.

Revenue by reporting segment is included in the Notes to Financials Statements in this quarterly report on Form 10Q.

GROSS PROFIT

Gross profit decreased approximately $513,000, or 15.4%, to $2.8 million for the three months ended March 31, 2003 as compared to the comparable period in 2002.  Gross profit as a percentage of sales decreased from 37.5% for the three months ended March 31, 2002 to 31.8% for the comparable period in 2003.  Gross profit was negatively impacted as a result of a competitive pricing environment and a service mix that was more heavily weighted on labor-intensive services rather than Electronic File Processing and other automated services.

SALES AND MARKETING EXPENSES

Sales and marketing expense increased approximately $15,000, or 1.4%, to approximately $1.1 million for the three months ended March 31, 2003 as compared to the comparable period in 2002.  Sales and marketing expenses for the three months ended March 31, 2003, as a percentage of sales, increased to approximately 12.2% from approximately 12.0% in the comparable period in 2002.  Sales and marketing expense primarily consists of sales commissions, salaries and related costs, travel and entertainment, and other costs related to our sales staff.  Commissions to our account executives are paid on an individual job-by-job basis, depending on profitability of the particular job.  Selling expense fluctuates with the number of  “house” account sales, on which no commissions are paid, and “commissioned” accounts on which sales commissions are paid.  The Company has hired additional account executives with commissioned accounts since the comparable period in 2002, causing sales and marketing expense to increase.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased approximately $300,000 or 15.0%, to approximately $1.7 million for the three months ended March 31, 2003 from approximately $2.0 million in the comparable period in 2002.  General and administrative expenses as a percentage of sales decreased from 22.4% for the three months ended March 31, 2002 to 19.0% in the comparable period in 2003.  Significant factors that contributed to the decreased expense for the three months ended March 31, 2003 include the following:

Approximately $140,000 of the decrease for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 is due to a reduction of bonus payments awarded to divisional managers.  The decrease is due to the majority of the divisional managers not meeting the goals set in their bonus plans for 2003.  The bonus plans for 2003 are based on the performance of each segment, reprographics, imaging, and digital printing.  In 2002 the bonus plans were based on the performance of each individual location.

Approximately $50,000 of the decrease for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 is due to decreased travel between cities by executive and management level employees.

Approximately $20,000 of the decrease for the three months ended March 31, 2003, compared to the three months ended March 31, 2002 is due to a decrease in depreciation costs.  We have experienced a significant decrease in capital expenditures in the last six months, resulting in only a minimal increase in related monthly depreciation cost.  This increase has been offset by a decrease in depreciation costs as a result of assets reaching the end of their depreciable lives and the disposal of certain non-performing assets.

Approximately $30,000 of the decrease for the three months ended March 31, 2003, compared to the three months ended March 31, 2002 is due to a decrease in outside and professional fees expense.  The decrease in expense is primarily due to a reduction in legal fees and placement fees.

Approximately $50,000 of the decrease for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 is due to a decrease in office expense.  Office expense includes non-production related office supplies, cleaning supplies, break room supplies and payroll processing fees.  The closing of the Arizona office and the increased cost reduction efforts have contributed to the decrease in office expense and the overall decrease in general and administrative expense.

OTHER INCOME AND EXPENSE

Other income for the three months ended March 31, 2003 was approximately $13,000 compared to approximately $36,000 in the comparable period in 2002, a decrease of approximately $23,000.  The higher income in the three-month period in 2002 was attributable to rental income generated from subletting portions of the building purchased by the Company in Alexandria, Virginia.  The Company

currently is using parts of the building for the corporate headquarters that were sublet in 2002, causing the decrease in other income.  The Company continues to collect rental income from one tenant whose lease expires in April 2004.

Interest expense for the three months ended March 31, 2003 totaled approximately $185,000 compared to approximately $210,000 for the comparable period in 2002, a decrease of approximately $25,000.  The decrease is due to reduced overall market rates of interest related to borrowings under term notes and certain other current debt arrangements, and lower utilization of the Company’s line of credit. The Company also currently has less outstanding in term notes as of March 31, 2003 than at March 31, 2002.  The Company’s line of credit balance as of March 31, 2003 was $3,500,352 compared to $4,713,259 as of March 31, 2002.

INCOME TAXES

For the three months ended March 31, 2003 the Company recorded income tax benefit of $38,932, compared to $12,069 for the comparable period in 2002.  The increase in tax benefit was the result of a net loss for the quarter ended March 31, 2003.

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

We anticipate the cash flow from operations and credit facilities will be sufficient to meet the expected cash requirements for the next twelve months. There can be no assurances that unforeseen events may require more working capital than we have at our disposal.  In order to meet its capital requirements, the Company may seek additional sources of financing.  These may include collateral-based loans, capital leases, and operating leases.

As of March 31, 2003 we had approximately $4,300 in cash, and working capital of approximately $2.6 million.  In order to ensure additional working capital is available to fund our operations, we had available a $7 million working capital line of credit as of March 31, 2003 and through May 2004.  The Company has the capacity to borrow, at any given time, the lesser of the established line of credit or eligible accounts receivable, generally defined as 75% of accounts receivable that are less than 120 days old.  As of March 31, 2003 we had available approximately $1.8 million under the line of credit.  The working capital line of credit bears interest at the lesser of the bank’s prime rate of interest or the 30-day LIBOR plus 2.20%.

At March 31, 2003, the Company had a mortgage note payable (Mortgage) with a carrying amount of $5,361,747.  The mortgage was to fund the purchase of the Alexandria, Virginia property.  In order to manage interest costs and exposure to changing interest rates on the mortgage loan, the Company entered into an interest rate swap agreement in which the interest rate is fixed at 9.48%.  Under the terms of the note and related interest rate swap agreements, the Company is required to make monthly principal and interest payments in the aggregate of $60,495 for a period of seven years, and a lump-sum payment of $4,155,254 when the note becomes due in October 2007.

In September 2002, the Company entered into a note payable in the amount of $1,250,000 (the Note).  The note was obtained to create additional borrowing capacity, in the event it is needed, under the current line of credit agreement.  Under the terms of the Note, the Company is required to make monthly principal and interest payments in the aggregate of $34,722 for a period of three years.  The unpaid principal amount bears interest at a fluctuating annual rate equal to the 1 — Month LIBOR plus 2.50%.

The Company has obtained financing for certain equipment (Equipment Financing) in the aggregate amount of $1,780,300 as of March 31, 2003.   The underlying notes are secured by the underlying equipment and accrues interest at the rate of the 30-day LIBOR plus 2.50% and matures in August 2006.

The Mortgage, the Note, the Equipment Financing, and the line of credit arrangements were obtained from the same bank.  As of March 31, 2003 the total borrowing from the bank was $11,125,348.  The underlying agreements related to this debt provide cross-default protection provisions to the lender and require certain financial covenants.

A significant covenant requires the Company to maintain an Interest Coverage Ratio, as defined, in excess of 2.0:1. During the quarter ended September 30, 2002, due to a significant quarterly net loss, the Company was not in compliance with this covenant.  As a result, the Company obtained a waiver of the covenant for the third and fourth quarters of 2002.  The Company met all other financial covenants throughout the year in 2002 and was in compliance with all covenants at December 31, 2002.  During the first quarter of 2003, upon the Company’s request, the bank reduced the Interest Coverage Ratio requirement to 1.75:1 for the quarters ended March 31, 2003 and June 30, 2003, after which the ratio reverts back to 2.0:1. The modification also allows the exclusion of certain charges, deemed as one time in nature, from the computation of the Interest Coverage Ratio, with advance approval from the bank.  The Company has received approval to exclude certain one-time charges.

At March 31, 2003, the Company met all its financial covenants, as modified.  Based on the results of the first quarter of 2003 and future unpredictability of profitability, in May 2003, the Company obtained approval from the bank to reduce the required Interest Coverage Ratio to 1.25:1 for the quarter ending June 30, 2003, after which the ratio reverts back to 2.0:1.

The Company believes it will be in compliance with all of the covenants, as modified, within the next twelve months following March 31, 2003.  In the event the Company is not in compliance with the debt covenants, the bank has the right to call for immediate payments on some or all debt borrowings covered under the debt agreements with the bank (approximately $11 million at March 31, 2003).  If such an event were to occur, the Company may be forced to seek alternative sources of funding.  The Company does not believe such an event is likely to occur.

The following summarizes, as of March 31, 2003, our obligations and commitments to make future payments (principal and interest) under contracts, including debt and lease arrangements.  We expect to fund such obligations from cash generated from operating activities and funding from our line of credit.

Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Line of Credit	$3,500,352	3,500,352	—	—	—
Building Mortgage	7,482,480	725,940	2,177,820	4,578,720	—
Long-Term Debt	2,426,974	864,965	1,562,009	—	—
Lease Commitments	6,283,804	1,988,853	3,545,567	514,278	235,106
Total Contractual Cash Obligations	$19,693,610	$7,080,110	$7,285,396	$5,092,998	$235,106

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Based upon the composition of the Company’s variable-rate debt outstanding at March 31, 2003, which is primarily borrowings under the working capital line of credit and promissory notes, we do not believe that a hypothetical increase in the bank’s prime rate of interest or the 30-day LIBOR would be material to net income.

Item 4. Controls and Procedures

Within 90 days prior to the filing date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which are designed to ensure the timeliness and accuracy of our disclosures and financial statements.  This evaluation was under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  The Company and management also recognized that all disclosure controls and procedures have certain limitations based on cost-benefit considerations, and can only provide reasonable assurances of achieving the desired control objectives.  Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurances that they are timely alerted to material information required to be included in our period Securities and Exchange Commission filings.

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

Exhibit 10.26 Sixth Modification of Amended and Restated Revolving Line of Credit Loan Agreement, Term Loans Agreement and Security Agreement. Dated May 6, 2003 with Wachovia Bank.

Exhibit 99.1 Certication Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)	REPORTS ON FORM 8-K
None

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON-SITE SOURCING, INC.
(Registrant)

May 15, 2003	/s/ Jason Parikh
Date	Jason Parikh Chief Financial Officer
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
May 15, 2003

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
May 15, 2003