Form 10-Q
period 2003-06-30
ON SITE SOURCING INC
filed 2003-08-14
CIK 1012141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒  No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 4, 2003:

Common Stock, $.01 par value	5,566,225 shares

ON-SITE SOURCING, INC.

ON-SITE SOURCING, INC.

BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$4,729	$4,279
Accounts receivable, net	7,983,238	8,157,822
Prepaid supplies	459,103	503,693
Prepaid expenses	294,960	288,469
Prepaid income taxes	47,173	—
Deferred tax asset	104,608	104,608
Notes receivable	24,671	48,442
Total current assets	8,918,482	9,107,313

Property and equipment, net	13,803,193	14,894,103

OTHER ASSETS
Goodwill	648,443	648,443
Income taxes refundable	136,800	606,134
Other assets	137,069	152,767
Total assets	$23,643,987	$25,408,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$2,321,406	$2,861,414
Current portion of long-term debt	7,440,129	1,101,706
Accounts payable	1,223,061	1,987,302
Accrued and other liabilities	1,340,050	1,238,028
Interest rate swap contract liability	948,274	—
Total current liabilities	13,272,920	7,188,450

NONCURRENT LIABILITIES
Long-term debt, net of current portion	—	6,897,100
Deferred rent	260,503	257,747
Deferred tax liability	175,482	266,846
Interest rate swap contract liability	—	913,306
Total liabilities	13,708,905	15,523,449

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 20,000,000 shares authorized 5,679,815 and 5,589,240 shares issued and 5,566,225 and 5,475,650 outstanding, at June 30, 2003 and December 31, 2002, respectively	56,798	55,892
Additional paid-in capital	8,024,822	7,882,313
Other comprehensive loss	(572,663)	(551,545)
Treasury stock (113,590 shares of common stock at cost)	(396,152)	(396,152)
Retained earnings	2,822,277	2,894,803
Total stockholders’ equity	9,935,082	9,885,311
Total liabilities and stockholders’ equity	$23,643,987	$25,408,760

The accompanying notes are an integral part of these financial statements.

ON-SITE SOURCING, INC.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenue	$9,241,608	$10,314,192	$18,077,676	$19,164,427

Costs and expenses:
Cost of sales	6,109,249	5,680,992	12,136,454	11,209,851
	3,132,359	4,633,200	5,941,222	7,954,576

Sales and marketing	1,127,352	1,321,339	2,202,344	2,381,144
General and administrative	1,821,692	2,182,125	3,503,356	4,161,572
	2,949,044	3,503,464	5,705,700	6,542,716

Income from operations	183,315	1,129,736	235,522	1,411,860

Other income (expense):
Other income (expense)	27,026	(3,734)	40,259	31,854
Interest expense	(176,484)	(219,528)	(361,695)	(429,334)
	(149,458)	(223,262)	(321,436)	(397,480)

Income (loss) before taxes	33,857	906,474	(85,914)	1,014,380
Income tax provision (benefit)	25,544	365,000	(13,388)	352,930

Net income (loss)	$8,313	$541,474	$(72,526)	$661,450

Earnings (loss) per share:
Basic	$0.00	$0.10	$(0.01)	$0.12
Diluted	$0.00	$0.10	$(0.01)	$0.12

Weighted-average shares outstanding:
Basic	5,499,069	5,397,766	5,492,210	5,311,120
Diluted	5,542,742	5,696,192	5,492,210	5,641,182

The accompanying notes are an integral part of these financial statements.

ON-SITE SOURCING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Cash flows from operating activities:
Net cash provided by operations	$1,411,715	$767,298	$1,087,277	$151,242

Cash flows from investing activities:
Acquisition of property and equipment	(97,377)	(638,274)	(165,428)	(1,710,741
Receipt of payments on notes receivable	17,569	11,503	23,771	56,756
Proceeds from disposal of equipment	9,371	—	10,099	15,777

Net cash used in investing activities	(70,437)	(626,771)	(131,558)	(1,638,208

Cash flows from financing activities:
Proceeds from sale of common stock	116,332	414,817	143,415	738,497
Payments of long-term debt	(278,215)	(282,828)	(558,677)	(571,860
Borrowings under line of credit	4,201,793	4,693,195	9,077,203	9,846,782
Payments on line of credit	(5,380,738)	(4,965,211)	(9,617,210)	(8,525,705

Net cash used in financing activities	(1,340,828)	(140,027)	(955,269)	1,487,714

Net change in cash	450	500	450	748
Cash, beginning of period	4,279	3,531	4,279	3,283
Cash, end of period	$4,729	$4,031	$4,729	$4,031

The accompanying notes are an integral part of these financial statements.

ON-SITE SOURCING, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

On-Site Sourcing, Inc. (the Company) was incorporated in the Commonwealth of Virginia in December 1992 and changed its state of incorporation to Delaware in January 1996.  The Company provides digital imaging, reprographics, and digital printing to law firms and other organizations throughout the United States. Services are primarily performed in the metropolitan areas of Philadelphia, Pennsylvania, Washington, D.C., Atlanta, Georgia, New York, New York, Gaithersburg, Maryland, and Tempe, Arizona (through October 15, 2002).  In August 2002, the Company expanded its operations to Chicago, Illinois and Wilmington, Delaware.  Effective October 15, 2002, the Company ceased production at its facility in Tempe, Arizona, as result of a strategic decision to focus on larger geographic markets for growth.

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

The financial information presented should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on Form 10-K.  The results of operations for the three and six-month periods ended June 30, 2003 and 2002 may not be indicative of the results for the full year.

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

For services that are completed but not delivered to the customers, no revenue is recognized and the associated costs are inventoried accordingly.  Such costs are included in results of operation during the same period when the related services are delivered and the revenue is recognized.

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

Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).  SFAS No. 142 requires the Company to compare the estimated fair value of the reporting unit to the carrying amount of the reporting unit to determine if there is potential impairment on an annual basis, unless measurement is required at interim periods.  If the estimated fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value.  The Company determined there was no impairment of goodwill during the periods reported.

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

Derivative Instrument and Hedging Activity

The Company uses an interest rate swap to convert its variable-rate interest payments on its mortgage ($5,308,274 at June 30, 2003) to fixed-rate interest payments. This interest rate swap has been designated and qualifies as a cash-flow hedge.

The Company carries all derivative financial instruments on the balance sheet at fair value.  Changes in fair value of designated, qualified and effective cash flow hedges are estimated and recorded as a component of Other Comprehensive Income (Loss) until the hedged transaction occurs, which at that time, is recognized in earnings (loss).  The Company has determined that its interest rate swap was highly effective upon adoption.

As of and for the six months ended June 30, 2003, the Company recorded a current liability of $948,274, which represented the estimated fair value of the interest rate swap, along with an unrealized after-tax loss of $572,663 in Other Comprehensive Loss, which is a component of Stockholders’ Equity.

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

The following table summarizes relevant information as to reported results under the Company’s intrinsic-value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions had been applied:

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$8,313	$541,474	$(72,526)	$661,450
Less: stock-based compensation	70,439	97,249	162,848	196,765
Adjusted net (loss) income	$(62,126)	$444,225	$(235,374)	$464,685

Basic earnings per share – as reported	$0.00	$0.10	$(0.01)	$0.12
Diluted earnings per share – as reported	$0.00	$0.10	$(0.01)	$0.12
Basic earnings per share – as adjusted	$(0.01)	$0.08	$(0.04)	$0.09
Diluted earnings per share – as adjusted	$(0.01)	$0.08	$(0.04)	$0.08

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	For Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Average risk-free interest rate	4.21%	5.44%	4.94%	5.44%
Average expected life (in years)	5	5	5	5
Volatility	82%	68%	84%	68%

4. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires that total comprehensive income (loss) be disclosed with equal prominence as net income (loss).   Comprehensive income (loss) is defined as changes in stockholders’ equity exclusive of transactions with owners, such as capital contributions and dividends.  The Company’s total comprehensive income (loss) is comprised of net income (loss) and other comprehensive loss, which consists of changes in the estimated fair value of the interest rate swap contract.   At June 30, 2003 and 2002, the components of comprehensive income (loss) were as follows:

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2003	2002	2003	2002
Net (loss) income	$8,313	$541,474	$(72,526)	$661,450
Other comprehensive loss:
Interest rate swap contract	(33,254)	(113,110)	(21,118)	(378,110)

Comprehensive loss	$(24,941)	$428,364	$(93,644)	$283,340

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

	(Unaudited) Three Months Ended June 30		(Unaudited) Six Months Ended June 30
	2003	2002	2003	2002

Net income	$8,313	$541,474	$(72,526)	$661,450

Weighted average common shares outstanding	5,499,069	5,397,766	5,492,210	5,311,120
Dilutive effect of outstanding stockoptions	43,673	298,426	—	330,062

Weighted average common shares outstanding, assuming dilution	5,542,742	5,696,192	5,492,210	5,641,182

Net income per share:
Basic	$0.00	$0.10	$(0.01)	$0.12
Diluted	$0.00	$0.10	$(0.01)	$0.12

For the six months ended June 30, 2003 and 2002, 584,833 and 142,833 options respectively, were excluded from the above reconciliation, as these options were anti-dilutive for these periods.  For the six months ended June 30, 2003 as a result of a net loss, 32,850 stock options were excluded from the diluted loss per share calculation, as the shares were anti-dilutive.

6. Segment Information

The Company is organized and operates in three significant segments: reprographics, imaging, and digital printing services.  Until December 31, 2001, the Company also had a facility management services segment. This segment was significantly reduced during the first quarter of 2002 as most of the service contracts were terminated by the Company.  At June 30, 2003, the Company has one facilities management contract remaining.  Management does not view facility management services as a separate segment for the periods reported.  In the summary of the results of the Company’s operating segments below, the results for the facility management contract are listed under the heading of other.

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

The Company’s chief operating decision maker is the Chief Executive Officer.  The Chief Executive Officer evaluates segment performance based on revenue and income before allocation of corporate administrative expenses and taxes.  A summary of the results of the Company’s operating segments is as follows:

	(Unaudited) Three Months Ended June 30		(Unaudited) Six Months Ended June 30
	2003	2002	2003	2002
Revenue:
Reprographics	$4,735,262	$5,210,674	$9,517,882	$9,631,017
Imaging	3,379,915	4,104,917	6,380,950	7,391,187
Digital printing	876,461	772,969	1,703,135	1,684,785
Other	263,155	278,859	512,567	581,968
Inter-segment elimination	(13,185)	(53,227)	(36,858)	(124,530)

Total revenue	$9,241,608	$10,314,192	$18,077,676	$19,164,427

	(Unaudited) Three Months Ended June 30		(Unaudited) Six Months Ended June 30
	2003	2002	2003	2002
Income (Loss) before taxes:
Reprographics	$537,840	$1,244,461	$1,016,687	$1,908,528
Imaging	823,210	1,391,939	1,508,130	2,390,409
Digital printing	(84,080)	(100,813)	(145,612)	(85,708)
Other	24,219	14,623	37,523	122,873
Corporate administrative expenses	(1,267,332)	(1,643,736)	(2,502,642)	(3,321,722)

Total income before taxes	$33,857	$906,474	$(85,914)	$1,014,380

7.              Line of Credit and Other Debt

The Company had a working capital line of credit with a bank in the amount of $7.0 million at June 30, 2003.  The working capital line of credit is collateralized by accounts receivable and certain equipment, and expires in May 2004.  The Company has the capacity to borrow, at any given time, the lesser of the established line of credit or eligible accounts receivable, generally defined as 75% of accounts receivable that are less than 120 days old.  The line of credit bears interest at the lesser of the bank’s prime rate or the 30-day LIBOR plus 2.20% (3.31% at June 30, 2003).   At June 30, 2003, the Company had approximately $2.4 million available to draw against the credit line.

The Company has a mortgage note and two term notes (the Notes) to the same bank.  At June 30, 2003, the total borrowings under the line of credit and the Notes from the bank were approximately $9.7 million.  The underlying agreements related to these debts provide cross-default protection provisions to the lender, and require compliance with certain financial covenants.

A significant covenant requires the Company to maintain an Interest Coverage Ratio, as defined, in excess of 2.0:1.  In May 2003, the Company obtained approval from the bank to reduce the required Interest Coverage Ratio to 1.25:1 for the quarter ended June 30, 2003, after which the ratio reverts back to 2.0:1.  As of June 30, 2003, the Company was not in compliance with the amended covenants.

In July 2003 as a result of the Company not being in compliance with the Interest Coverage Ratio at June 30, 2003, the Company requested the bank to modify the terms of the revolving line of credit agreement, the mortgage note payable, and the two outstanding term notes.  The bank agreed to modify the terms of the agreements as of July 31, 2003.  Under the modified loan agreements, the principal amount of the line of credit agreement has been reduced from $7.0 million to $5.0 million and the interest rate increased to the 30-day LIBOR plus 2.30%, an increase of 0.10%.

The two term loans with remaining principal balances of $1,068,000 and $938,000, at July 31, 2003, respectively, were consolidated into a single term note in the principal sum of $1,600,000 that matures on July 31, 2005.  At the time the notes were consolidated, a single lump sum payment of approximately $406,000 is due to bring the combined principal balances of the original notes to $1,600,000.  Under the terms of the notes, the Company is required to make monthly principal and interest payments in the aggregate of $66,667.  The unpaid principal amount bears interest at a floating annual rate equal to the 1 — Month LIBOR plus 2.35%.

The financial covenants the Company must be in compliance with were also modified.  The definition of the Funds Flow Coverage Ratio was modified and the revised Funds Flow Coverage Ratio will initially be measured on September 30, 2003, and at each subsequent quarter-end.  The Company must maintain a minimum Funds Flow Coverage Ratio of 1.5:1.  The Interest Coverage Ratio was deleted in its entirety.  The Tangible Net Worth Covenant was modified to increase the minimum tangible net worth of the Company, at all times, to $8,500,000.  A Net Loss Covenant was added which states that the after tax net loss for any fiscal quarter shall not exceed $200,000, and a maximum after tax net loss for fiscal year 2003 shall not exceed $350,000.  The modified agreement states that the Company shall not make capital expenditures in excess of $125,000 in any fiscal quarter.  However, this amount may be increased by $150,000 if the company receives an equivalent amount of cash as a result of stock options exercised by option holders of the Company. All modified financial covenants will first be measured on September 30, 2003.  The modified agreements are attached to this filing as exhibits.

Due to the uncertainty of future compliance with the revised financial covenants, the debt and interest rate swap liability associated with the loan agreements have been classified as current liabilities on the balance sheet as of June 30, 2003.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

On-Site Sourcing, Inc. (On-Site, the Company, we, us, or our) provides document and information management services through its facilities in the greater Atlanta, Baltimore, New York City, Philadelphia, Washington, D.C., Chicago, and Wilmington metropolitan areas, and served clients on the West Coast through its Tempe, Arizona facility (through October 15, 2002).  We help clients in information-intensive industries manage large volumes of documents and information, allowing them to concentrate on their core business operations. Our target clients typically generate large volumes of documents and information that require specialized processing, distribution, storage, and retrieval.  Our typical clients include law firms, insurance companies, healthcare organizations, non-profit organizations, accounting, consulting and finance firms and other organizations throughout the United States.  We also provide commercial printing services utilizing digital printing technology in our facilities in the Washington, D.C. area.  Effective October 15, 2002, the Company ceased production at its facility in Tempe, Arizona as result of a strategic decision to focus on larger geographic markets for growth. The production facility represented a component of the Imaging Services Segment.

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

For services that are completed but not delivered to the customers, no revenue is recognized and the associated costs are inventoried accordingly.  Such costs are included in results of operation during the same period when the related services are delivered and the revenue is recognized.

Included in “Accounts receivable, net” on our Balance Sheets is an allowance for doubtful accounts.  Senior management reviews the accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectable.  After all attempts to collect the receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, we believe our allowance for doubtful accounts as of June 30, 2003 is adequate.  However, no assurances can be given that actual write-offs will not exceed the recorded allowance.

Accounting for Goodwill

The Company records impairment losses on goodwill when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.  The fair value for goodwill is estimated using the discounted cash flow model, with the Company’s own assumptions.  At June 30, 2003 the Company noted no conditions or change in circumstances that would render an impairment assessment.  Change in management’s judgment may lead to significantly different results.

Accounting for Derivative Instrument and Hedging Activity

The Company uses an interest rate swap to convert its variable-rate interest payments on its mortgage ($5,308,274 at June 30, 2003) to fixed-rate interest payments. This interest rate swap was designated as a cash-flow hedge and qualified for the short-cut method of assessing effectiveness.

The Company carries all derivative financial instruments on the balance sheet at fair value.  Fair value is obtained from the lending institution on a quarterly basis, and is based on interest rates at the inception of the hedge, current interest rates, and remaining time period until maturity on the underlying debt. Changes in fair value of effective cash flow hedges are recorded as a component of Other Comprehensive Income (Loss) until the hedged transaction occurs, which at that time is recognized in earnings (loss).  The Company assumes the hedged transaction will occur during the term of the underlying agreement.  Results of operations may be materially affected if such transaction were not to occur.

Long-lived Assets

Long-lived assets (primarily property and equipment) are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. The Company views the following as conditions that necessitate impairment: a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices, discounted estimates of future cash flows or other methods. For the three and six months ended June 30, 2003, the Company did not note any events or changes in circumstances indicating the carrying amount of long-lived assets were not recoverable.  The carrying amount of long-lived assets is based on management’s judgment as to estimated future performance of the business.  Changes in judgments regarding future performance may lead to a different result.

Accounting for Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be reversed. The Company provides a valuation allowance for deferred tax assets for amounts it considers unrealizable.  As of June 30, 2003, the Company did not provide any valuation allowance for the deferred tax assets.  This assessment is based on management’s best estimate of forecasted taxable income.   There can be no guarantee that the actual results will not be materially different from forecasted results.

Contingencies

In the normal course of business, the Company is subject to certain claims and legal proceedings.  We record an accrued liability for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable.  We do not believe the resolution of these matters will have a material effect upon our financial condition, results of operations or cash flows for an interim or annual period.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company does not expect that the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

Results of Operations For the Three and Six Months Ended June 30, 2003 and 2002.

Revenue

Revenue reported for the three months ended June 30, 2003 was $9.2 million, a $1.1 million, or 10.7% decrease from the $10.3 million reported in the comparable period in 2002.  Revenue reported for the six months ended June 30, 2003 was $18.0 million, a $1.1 million, or 5.8% decrease from  $19.1 million reported in the comparable period in 2002.  The decrease in revenue was partially attributable to reduced pricing on some of the services offered by the Company.  This price reduction was incurred to counter the aggressive  pricing being offered by the Company’s competitors.

In addition, the Company generates a large percentage of its revenue from law firms, which typically engage in large transactional matters involving business combinations.  Over the last 18 months, the Company has seen a significant decrease in these types of transactional matters, as a result of the overall state of the economy and business environment.  In order to lessen its dependence on law firms, the Company is actively pursuing additional sources of revenue from other market segments such as the government, healthcare, insurance and Fortune 1000 organizations.

Gross Profit

Gross profit for the three months ended June 30, 2003 was $3.1 million, a  $1.5 million, or 32.6%, decrease from the $4.6 million reported in the comparable period in 2002.  Gross profit for the six months ended June 30, 2003 was $5.9 million, a $2.0 million, or 25.3%, decrease from the $7.9 million reported in the comparable period in 2002.  Gross profit as a percentage of sales was 33.9% and 44.9% for the three months ended June 30, 2003 and 2002, respectively.    Gross profit as a percentage of sales was 32.9% and 41.5% for the six months ended June 30, 2003 and 2002, respectively.  These reductions in gross profit were mostly attributable to decreased revenues, increased price competition, and increased selling of labor-intensive services and less higher profit margin service offerings, such as Electronic File Processing and Blowback.

Sales and Marketing Expenses

Sales and marketing expense for the three months ended June 30, 2003 was $1.1 million, a $0.2 million, or 15.4%, decrease from the $1.3 million reported in the comparable period in 2002.  Sales and marketing expense as a percentage of sales was 12.2% and 12.8%  for the three months ended June 30, 2003 and 2002, respectively.  Sales and marketing expense for the six months ended June 30, 2003 was $2.2 million, a $0.2 million, or 8.3%, decrease from the $2.4 million reported in the comparable period in 2002.  Sales and marketing expense as a percentage of sales was 12.2% and 12.4% for the six months ended June 30, 2003 and 2002, respectively.

The sales and marketing expense consists primarily of salaries, sales commissions, and other related costs associated with the selling of the Company’s services, such as travel and entertainment.  Sales commissions paid to the Company’s account executives are calculated per job and fluctuate depending on the profitability of the particular job.  Sales and marketing expense decreased for the three and six months ended June 30, 2003 compared to the comparable period in 2002 due to lower sales commissions paid to account executives as a result of lower revenue.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2003 was $1.8 million, a $0.4 million or 18.2%, decrease from the $2.2 million reported in the comparable period in 2002.  General and administrative expenses as a percentage of sales were 19.7% and 21.2% for the three months ended June 30, 2003 and 2002, respectively.  General and administrative expenses for the six months ended June 30, 2003 was $3.5 million, a $0.7 million or 16.7%, decrease from the  $4.2 million reported in the comparable period in 2002.  General and administrative expenses as a percentage of sales were 19.4% and 21.7% for the six months ended June 30, 2003 and 2002, respectively.  Significant factors that contributed to the decreased expense for the three and six months ended June 30, 2003 include the following:

A decrease of approximately $165,000 and $305,000 for the three and six months ended June 30, 2003, respectively, is attributable to the reduction in bonus payments awarded to the divisional managers.  This reduction  is due to a majority of the divisional managers not meeting their performance goals set in their bonus plans for fiscal year 2003.  Unlike prior years, the bonus plans for 2003 are based on the performance of each segment; reprographics, imaging, and digital printing.  Prior year bonus plans were based on the performance of each location.

A decrease of approximately $62,000 and $109,000 for the three and six months ended June 30, 2003, respectively, is attributable to the decreased travel incurred by executive and management level employees visiting the Company’s various production locations.

A decrease of approximately $39,000 and $61,000 for the three and six months ended June 30, 2003, respectively, is attributable to the Company’s decrease in depreciation expense.  Over the past nine months, the Company has made a significant effort to reduce  the amount of capital expenditures made.  As a result, the company has experienced an insignificant increase in depreciation expense arising from new capital expenditures.  Furthermore, the Company’s depreciable base has been consistently decreasing as its existing assets have become fully depreciated and/or disposed of.  This, coupled with the Company’s decreasing capital expenditures, has resulted in a noticeable reduction in depreciation expense.

A decrease of approximately $30,000 and $82,000 for the three and six months ended June 30, 2003, respectively, is attributable to  the Company’s decrease in office expense.  The Company’s office expenses include company-sponsored events, promotional items, building maintenance and payroll processing fees.  The closing of the Arizona office and the increased cost reduction efforts have contributed to the Company’s decrease in office and general and administrative expenses.

Other Income

Other income for the three months ended June 30, 2003 was approximately $27,000, a $31,000 increase from the amount reported in the comparable period in 2002.  Other income for the six months ended June 30, 2003 was approximately $40,000, a $9,000 increase from the approximately $32,000 reported in the comparable period in 2002.  Other income consists primarily of rental income and the gain or loss  from fixed asset dispositions.  The Company’s rental income is generated from subletting a portion of the property owned at 832 North Henry Street, Alexandria, VA.  The Company currently has one tenant at that location, whose lease expires in April 2004.  The increased income for the three and six-month periods  ending June 30, 2003 was attributable to a gain on the sale of assets, whereas a loss was  recognized from the sale of assets in the comparable periods in 2002.

Interest expense for the three months ended June 30, 2003 was approximately $176,000, a $44,000 decrease from the approximate $220,000 reported in the comparable period in 2002.  Interest expense for the six months ended June 30, 2003 was approximate $362,000, a $67,000 decrease from the approximately $429,000 reported in the comparable period in 2002.  The reduction in interest expense is due to lower debt balances and overall lower interest rates related to borrowings under term notes and other similar debt arrangements. In addition, the Company has reduced its line of credit and term notes outstanding balances as compared to 2002.  The Company’s line of credit balance was $2,321,406 and $4,441,244 as of June 30, 2003 and 2002, respectively.

Income Taxes

Income taxes for the three months ended June 30, 2003 and 2002 were $25,544 and $365,000, respectively.  This reduction is attributable to the Company’s decreased income before tax for the three months ended June 30, 2003.  The Company had an income tax benefit of $13,388 and income tax expense of $352,930 for the six months ended June 30, 2003 and 2002, respectively.  This reduction is attributable to the Company’s net loss before tax for the six months ended June 30, 2003, whereas a net gain before tax was incurred in the comparable period in 2002.

Liquidity and Capital Resources

The Company has funded its expansion through utilizing internally generated cash flow, long term financing, and a short-term commercial line of credit.  The Company anticipates that the cash flow from operations and the credit facilities will be sufficient to meet the expected cash requirements for the next twelve months. However, the Company may experience an inability to meet its capital requirements should any of the following events occur: significant loss from operations, significant decrease in revenue, credit covenant defaults, and/or account receivable defaults by customers, or groups of customers, whose balances are significant to the Company’s operations. In order to meet these unforeseen capital requirements, the Company may seek additional resources, which could include collateral-based loans, capital leases, and operating leases.

As of June 30, 2003, the Company had approximately $4,700 in cash (primarily petty cash).  To ensure that working capital is available to fund the Company’s operations, the Company has a $7.0 million working capital line of credit (Credit) that expires May 2004.  The Company has the capacity to borrow, at any given time, the lesser of 1) the established line of credit or 2) the eligible accounts receivable - generally defined as 75% of accounts receivable less than 120 days old.  As of June 30, 2003 the Company  had approximately $2.4 million available under the Credit, bearing interest at the lesser of the bank’s prime interest rate or the 30-day LIBOR plus 2.20%.

As of  June 30, 2003, the Company had an outstanding mortgage note payable (Mortgage) of $5,308,274.  The Mortgage was entered to fund the purchase of property located at 832 North Henry Street,  Alexandria, Virginia.  In order to manage interest costs and hedge exposure to changing interest rates, the Company also entered into an interest rate swap, whereby the interest rate is fixed at 9.48%.  Under the terms of the Mortgage and the related interest rate swap agreement, the Company is required to make monthly principal and interest payments of $60,495 for a period of seven years, and a lump-sum payment of $4,155,254 at the Mortgage termination in October 2007.

As of June 30, 2003, the Company also had two term notes (Notes) of principal amounts of $1,097,000 and $972,000 respectively. The notes bear interest at a fluctuating annual rate equal to the 1 — Month LIBOR plus 2.50%.  The notes mature in October 2005 and August 2006 respectively.

The Credit, Mortgage, and Notes were all obtained from the same bank.  As of June 30, 2003 the total bank borrowings were $9,761,535.  The underlying agreements related to these borrowings require certain financial covenants and include cross-default provisions to protect the lender.  A significant covenant requires the Company to maintain an Interest Coverage Ratio in excess of 2.0:1.  In May 2003, the Company obtained approval from the bank to reduce the required Interest Coverage Ratio to 1.25:1 for the quarter ended June 30, 2003, after which the ratio reverts back to 2.0:1.  The Company did not meet the Interest Coverage Ratio covenant at June 30, 2003.

As a result, the Company requested the bank to modify the covenant terms underlying the revolving line of credit agreement, the mortgage and the two outstanding term notes.  The bank agreed to modify the terms of the agreements as of July 31, 2003. Under the modified loan agreements, the principal amount of the line of credit has been reduced from $7.0 million to $5.0 million and the interest rate has been increased from the 30-day LIBOR plus 2.20% to the 30-day LIBOR plus 2.30%.  The two term loans with remaining principal balances of approximately $1,068,000 and $938,000, respectively, were consolidated into a single term note in the principal sum of $1,600,000 that matures on July 31, 2005.  At the time the notes are consolidated, a single lump sum payment of approximately $406,000 is due to bring the combined principal balances of the original notes down to $1,600,000.  Under the terms of the notes, the Company is required to make monthly principal and interest payments of $66,667.  The unpaid principal amount bears interest at a floating annual rate equal to the 1 – Month LIBOR plus 2.35%.

The financial covenants that the Company must be in compliance with were also modified.  The definition of the Funds Flow Coverage Ratio was modified and the revised Funds Flow Coverage Ratio will initially be measured on September 30, 2003 and at each subsequent quarter-end.  The Company must maintain a minimum Funds Flow Coverage Ratio of 1.5:1.  The Interest Coverage Ratio was deleted in its entirety.  The Tangible Net Worth Covenant, as defined, was modified to increase the minimum tangible net worth of the Company, at all times, to $8,500,000.  A Net Loss Covenant was added which states that the after tax net loss for any fiscal quarter shall not exceed $200,000, and a maximum after tax net loss for fiscal year 2003 shall not exceed $350,000.  The modified agreement states that the Company shall not make capital expenditures in excess of $125,000 in any fiscal quarter. However, this amount may be increased by $150,000 if the company receives an equivalent amount of cash as a result of stock options exercised by option holders of the Company. The modified financial covenants are attached to this filing as exhibits.

Due to the uncertainty of future compliance with the financial covenants, the debt and the interest rate swap liability associated with the loan agreements have been classified as current liabilities on the balance sheet for the quarter ended June 30, 2003.

The following summarizes the Company’s payment (principal and interest) obligations and commitments under contract, including debt and lease arrangements, as of June 30, 2003.  The Company expects to fund such obligations from cash generated from the operating activities and the line of credit.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Line of Credit	$2,321,406	$2,321,406	$—	$—	$—
Building Mortgage	7,300,995	725,940	2,177,820	4,397,235	—
Long-Term Debt	2,193,407	847,048	1,346,359	—	—
Lease Commitments	6,542,376	2,149,254	3,783,029	412,109	197,984
Total Contractual Cash Obligations	$18,358,184	$6,043,648	$7,307,208	$4,809,344	$197,984

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s activities expose it to market risks that are related to the effects of changes in interest rates.  The Company does not have cash flow exposure due to interest rate changes for its mortgage note (approximately $5.3 million at June 30, 2003) as the Company uses an interest rate swap to fix the variable interest rate on the note (30 day LIBOR plus 2.5%) at 9.48%.  Other debt arrangements, such as working capital line of credit and short term notes are used to support general operation needs, including capital expenditures and working capital needs.  The carrying amounts for cash and cash equivalents, accounts receivable and notes payable reported in the balance sheets approximate fair value.

The table below presents principal amounts and related average interest rates by year of maturity for our long term obligations at June 30, 2003:

	2003	2004	2005	2006	2007
Mortgage note	$110,757	$235,119	$260,184	$286,307	$4,415,906
Average interest rate	9.48%	9.48%	9.48%	9.48%	9.48%

Term notes	442,785	788,521	703,161	207,684
Average interest rate	30 day LIBOR plus 2.5%

Interest rate swap (pay fixed/receive variable)	$110,757	$235,119	$260,184	$286,307	$4,415,906
Average pay rate	9.48%	9.48%	9.48%	9.48%	9.48%
Average receive rate	3.62%	3.94%	4.76%	5.72%	6.39%

The carrying amounts and fair value of our financial instruments are as follows:

	June 30, 2003		June 30, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Line of credit	$2,321,406	$2,321,406	$4,441,244	$4,441,244
Term notes	2,131,855	2,131,855	2,258,697	2,258,697
Mortgage note	5,308,274	5,308,274	5,514,633	5,514,633
Interest rate swap	(948,274)	(948,274)	(626,114)	(626,114)

Based upon the composition of the Company’s variable-rate debt outstanding at June 30, 2003, which is primarily borrowings under the working capital line of credit and term notes, we do not believe that a hypothetical increase in the bank’s prime rate of interest or the 30-day LIBOR would be material to net income.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)     The annual meeting of Share Owners of On-Site Sourcing, Inc. was held on April 30, 2003.

(b)     All director nominees were elected.

(c)     Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations

	Votes Cast
Management Proposals	For	Against	Abstain

Approval of the appointment of independent auditors for 2003	4,567,587	11,400	200

Election of Directors

Director	Votes Received	Votes Withheld
Christopher J. Weiler	4,510,162	69,025
Denis Seynhaeve	4,502,287	76,900
Jorge R. Forgues	4,502,287	76,900
Clifford Kendall	4,519,287	59,900
Michael D. Brant	4,519,287	59,900
Michael Meyer	4,519,287	59,900
Robert W. Pivik	4,508,287	70,900

Item 5.    Other Information

None

Item 6.    Exhibits and Reports

(A)          EXHIBITS

Exhibit 10.27 Seventh Modification of Amended and Restated Revolving Line of Credit Loan Agreement, Term Loans Agreement and Security Agreement, dated July 31, 2003 with Wachovia Bank.

Exhibit 10.28 Third Modification of Amended and Restated Revolving Note, dated July 31, 2003 with Wachovia Bank.

Exhibit 10.29 Consolidated, Amended and Restated $1,600,000 Term Note, dated July 31, 2003 with Wachovia Bank.

Exhibit 31.1 Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2 Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1 Certication Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Chief Financial Officer

(B)                                REPORTS ON FORM 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON-SITE SOURCING, INC.
(Registrant)

/s/ Jason Parikh
Date	Jason Parikh
August 14, 2003	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)