Form 10-Q
period 2003-09-30
ON SITE SOURCING INC
filed 2003-11-14
CIK 1012141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒  No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2003:

Common Stock, $.01 par value	5,599,225 shares

ON-SITE SOURCING, INC.

ON-SITE SOURCING, INC.

BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$4,729	$4,279
Accounts receivable, net	8,757,928	8,157,822
Prepaid supplies	372,533	503,693
Prepaid expenses	269,064	288,469
Deferred tax asset	104,610	104,608
Notes receivable	12,748	48,442
Total current assets	9,521,612	9,107,313

Property and equipment, net	11,220,462	14,894,103

OTHER ASSETS
Assets held for sale	1,425,000	—
Goodwill	648,443	648,443
Income taxes refundable	—	606,134
Deferred tax asset, net of current portion	257,825	—
Other assets	159,218	152,767
Total assets	$23,232,560	$25,408,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$2,129,828	$2,861,414
Current portion of long-term debt	1,016,357	1,101,706
Accounts payable	1,683,049	1,987,302
Income tax payable	64,598	—
Accrued and other liabilities	1,551,730	1,238,028
Total current liabilities	6,445,562	7,188,450

NONCURRENT LIABILITIES
Long-term debt, net of current portion	5,770,502	6,897,100
Deferred rent	256,613	257,747
Deferred tax liability	—	266,846
Interest rate swap contract liability	820,156	913,306
Total liabilities	13,292,833	15,523,449

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 20,000,000 shares authorized 5,712,815 and 5,589,240 shares issued and 5,599,225 and 5,475,650 outstanding, at September 30, 2003 and December 31, 2002, respectively	57,128	55,892
Additional paid-in capital	8,071,992	7,882,313
Other comprehensive loss	(495,293)	(551,545)
Treasury stock (113,590 shares of common stock at cost)	(396,152)	(396,152)
Retained earnings	2,702,052	2,894,803
Total stockholders’ equity	9,939,727	9,885,311
Total liabilities and stockholders’ equity	$23,232,560	$25,408,760

The accompanying notes are an integral part of these financial statements.

ON-SITE SOURCING, INC.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Revenue	$8,927,188	$8,041,715	$25,816,187	$26,073,964

Costs and expenses:
Cost of sales	5,631,429	5,265,760	16,658,403	15,442,342
	3,295,759	2,775,955	9,157,784	10,631,622

Sales and marketing	1,126,160	1,117,100	3,251,599	3,384,104
General and administrative	1,518,734	1,964,994	4,848,768	6,013,817
	2,644,894	3,082,094	8,100,367	9,397,921

Income (loss) from operations	650,865	(306,139)	1,057,417	1,233,701

Other income (expense):
Other income (expense)	54,633	(19,985)	94,516	11,869
Interest expense	(156,593)	(183,139)	(490,771)	(569,958)
	(101,960)	(203,124)	(396,255)	(558,089)
Income (loss) from continuing operations before taxes	548,905	(509,263)	661,162	675,612
Income tax provision (benefit)	160,700	(180,796)	178,193	149,679

Net income (loss) from continuing operations	388,205	(328,467)	482,969	525,933

Discontinued operation (Note 6):
Loss from operations of discontinued business, net of income tax benefit	(12,353)	(291,050)	(179,643)	(484,001)
Loss on disposal of discontinued business , net of income tax benefit	(496,077)	—	(496,077)	—

Net income (loss)	$(120,225)	$(619,517)	$(192,751)	$41,932

Earnings (loss) per share:
Basic	$(0.02)	$(0.11)	$(0.03)	$0.01
Diluted	$(0.02)	$(0.11)	$(0.03)	$0.01

Weighted-average shares outstanding:
Basic	5,578,869	5,471,175	5,521,096	5,364,472
Diluted	5,578,869	5,471,175	5,521,096	5,651,747

The accompanying notes are an integral part of these financial statements.

ON-SITE SOURCING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Cash flows from operating activities:
Net cash provided by operations	$752,392	$683,932	$1,839,669	$914,460

Cash flows from investing activities:
Acquisition of property and equipment	(142,941)	(925,872)	(308,369)	(2,636,613)
Receipt of payments on notes receivable	11,923	34,969	35,694	91,725
Proceeds from disposal of equipment	175,975	—	186,074	15,777

Net cash provided by (used in) investing activities	44,957	(890,903)	(86,601)	(2,529,111)

Cash flows from financing activities:
Proceeds from sale of common stock	47,500	15,963	190,915	675,175
Payments of long-term debt	(653,270)	(499,413)	(1,211,947)	(1,071,273)
Long term debt borrowing	—	1,250,000	—	1,250,000
Borrowings under line of credit	4,791,408	5,554,831	13,868,611	15,401,613
Payments on line of credit	(4,982,987)	(6,113,910)	(14,600,197)	(14,639,615)

Net cash used in financing activities	(797,349)	207,471	(1,752,618)	1,615,900

Net change in cash	—	500	450	1,249
Cash, beginning of period	4,729	4,031	4,279	3,282
Cash, end of period	$4,729	$4,531	$4,729	$4,531

The accompanying notes are an integral part of these financial statements.

ON-SITE SOURCING, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

On-Site Sourcing, Inc. (the Company) was incorporated in the Commonwealth of Virginia in December 1992 and changed its state of incorporation to Delaware in January 1996.  The Company provides digital imaging, reprographics, and digital printing to law firms and other organizations throughout the United States. Services are primarily performed in the metropolitan areas of Philadelphia, Pennsylvania, Washington, D.C., Atlanta, Georgia, New York, New York, Gaithersburg, Maryland (through September 30, 2003), and Tempe, Arizona (through October 15, 2002).  In August 2002, the Company expanded its operations to Chicago, Illinois and Wilmington, Delaware.  Effective October 15, 2002, the Company ceased production at its facility in Tempe, Arizona, as result of a strategic decision to focus on larger geographic markets for growth.  On October 8, 2003 the Company divested the offset printing operation located in Gaithersburg, MD (see Note 6).

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

The financial information presented should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on Form 10-K.  The results of operations for the three and nine-month periods ended September 30, 2003 and 2002 may not be indicative of the results for the full year.

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

Derivative Instrument and Hedging Activity

The Company uses an interest rate swap to convert its variable-rate interest payments on its mortgage ($5,253,526 at September 30, 2003) to fixed-rate interest payments. This interest rate swap has been designated and qualifies as a cash-flow hedge.

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

As of and for the nine months ended September 30, 2003, the Company recorded a non-current liability of $820,156, which represented the estimated fair value of the interest rate swap, along with an unrealized after-tax loss of $495,293 in Other Comprehensive Loss, which is a component of Stockholders’ Equity.

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

The following table summarizes relevant information as to reported results under the Company’s intrinsic-value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions had been applied:

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(120,225)	$(619,517)	$(192,751)	$41,932
Less: stock-based compensation	70,209	100,723	233,829	295,383
Adjusted net (loss) income	$(190,434)	$(720,240)	$(426,580)	$(253,451)

Basic earnings per share – as reported	$(0.02)	$(0.11)	$(0.03)	$0.01
Diluted earnings per share – as reported	$(0.02)	$(0.11)	$(0.03)	$0.01
Basic earnings per share – as adjusted	$(0.03)	$(0.13)	$(0.08)	$(0.05)
Diluted earnings per share – as adjusted	$(0.03)	$(0.13)	$(0.08)	$(0.05)

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	For Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Average risk-free interest rate	4.21%	5.42%	4.94%	5.44%
Average expected life (in years)	5	5	5	5
Volatility	82%	74%	84%	74%

4. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires that total comprehensive income (loss) be disclosed with equal prominence as net income (loss).   Comprehensive income (loss) is defined as changes in stockholders’ equity exclusive of transactions with owners, such as capital contributions and dividends.  The Company’s total comprehensive income (loss) is comprised of net income (loss) and other comprehensive loss, which consists of changes in the estimated fair value of the interest rate swap contract.   At September 30, 2003 and 2002, the components of comprehensive income (loss) were as follows:

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2003	2002	2003	2002
Net (loss) income	$(120,225)	$(619,517)	$(192,751)	$41,932
Other comprehensive loss:
Interest rate swap contract	77,370	(180,954)	(56,252)	(559,064)

Comprehensive loss	$(42,855)	$(800,471)	$(136,499)	$(517,132)

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

	(Unaudited) Three Months Ended September 30		(Unaudited) Nine Months Ended September 30
	2003	2002	2003	2002

Net income	$(120,225)	$(619,517)	$(192,751)	$41,932

Weighted average common shares outstanding	5,578,869	5,471,175	5,521,096	5,364,472
Dilutive effect of outstanding stockoptions	—	—	—	287,275

Weighted average common shares outstanding, assuming dilution	5,578,869	5,471,175	5,521,096	5,651,747

Net income per share:
Basic	$(0.02)	$(0.11)	$(0.03)	$0.01
Diluted	$(0.02)	$(0.11)	$(0.03)	$0.01

For the three months ended September 30, 2003 and 2002, 674,291 and 246,500 options, respectively, were excluded from the above reconciliation, as these options were anti-dilutive for these periods.  For the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003, as a result of a net loss, 15,924, 201,703, and 27,840 options, respectively, were excluded from the diluted loss per share calculation, as the shares were anti-dilutive.

6. Discontinued Operations

During the quarter, the Company approved a plan to divest its offset printing operation located in Gaithersburg, MD.  In connection with the planned divestiture, the Company recorded a charge of $496,077, net of taxes, which consists primarily of an anticipated loss on the disposition of property and equipment.  During October 2003, the Company completed the disposition of the division.  Proceeds from the sale of the division were $1,425,000, of which $925,000 was received in cash and $500,000 in a five-year note receivable.  At September 30, 2003, property and equipment held for sale was separately presented in the balance sheet at their estimated fair values, less costs of sale.

Excluding the loss related to the disposal, the operating results of the offset printing division for the three and nine months ended September 30, 2003 and 2002 were as follows:

	(Unaudited) Three Months Ended September 30		(Unaudited) Nine Months Ended September 30
	2003	2002	2003	2002

Revenue	$640,938	$553,283	$1,829,615	$1,685,461

Operating loss	(73,776)	(451,251)	(271,947)	(621,746)

Income tax benefit	61,423	160,201	92,304	137,745

Net loss	(12,353)	(291,050)	(179,643)	(484,001)

Results of the disposed offset printing division were previously reported under the Digital Printing segment.  All prior period results of the division have been reclassified to reflect the disposition.

7. Segment Information

The Company is organized and operates in three significant segments: reprographics, imaging, and digital printing services.  Until December 31, 2001, the Company also had a facility management services segment. As most of the service contracts were terminated by the Company, this segment was significantly reduced during the first quarter of 2002.  At September 30, 2003, the Company has one facilities management contract remaining.  Management does not view facility management services as a separate segment for the periods reported.  In the summary of the results of the Company’s operating segments below, the results for the facility management contract are listed under the heading of other.

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

Digital printing services include both black and white and color digital production of catalogs, brochures, postcards, stationary, direct mail, newsletters, and exhibit materials.  Typical customers include organizations requiring print media. In addition, ancillary services, which include graphic design, mailing, special finishing, storage, fulfillment, and delivery services are provided through the digital printing segment. Printing jobs are typically billed on a job-by-job basis depending on several factors, including quantity, number of colors, quality of paper, and graphic design time. Effective October 1, 2003 as a result of the Company’s divestiture of its offset printing operation, the Company will no longer report digital printing as a segment.

The Company’s chief operating decision maker is the Chief Executive Officer.  The Chief Executive Officer evaluates segment performance based on revenue and income before allocation of corporate administrative expenses and taxes.  A summary of the results of the Company’s operating segments is as follows:

	(Unaudited) Three Months Ended September 30		(Unaudited) Nine Months Ended September 30
	2003	2002	2003	2002
Revenue:
Reprographics	$4,991,476	$4,249,314	$14,509,358	$13,880,331
Imaging	3,441,638	3,338,372	9,822,588	10,729,559
Digital printing	242,647	228,733	757,105	781,340
Other	277,532	246,661	790,099	828,629
Inter-segment elimination	(26,105)	(21,365)	(62,963)	(145,895)

Total revenue	$8,927,188	$8,041,715	$25,816,187	$26,073,964

	(Unaudited) Three Months Ended September 30		(Unaudited) Nine Months Ended September 30
	2003	2002	2003	2002
Income (loss) before taxes:
Reprographics	$661,220	$264,082	$1,677,907	$2,172,610
Imaging	849,174	824,116	2,357,304	3,214,525
Digital printing	(20,835)	(78,453)	31,724	6,334
Other	50,969	42,005	88,492	164,878
Corporate administrative expenses	(991,624)	(1,561,013)	(3,494,265)	(4,882,735)

Total income (loss) before taxes	$548,905	$(509,263)	$661,162	$675,612

Results of operations of the offset printing division located in Gaithersburg, Maryland were excluded from the table due to the disposition of this division during the quarter ended September 30, 2003 (See Note 6).

8. Restructuring of Financial Covenants

The Company has a working capital line of credit, a mortgage note and a term note to a bank.  The underlying agreements related to these debts provide cross-default protection provisions to the lender, and require compliance with certain financial covenants.  Under the original covenant structure, a significant covenant required the Company to maintain an Interest Coverage Ratio, as defined, in excess of 2.0:1.  In May 2003, the Company obtained approval from the bank to reduce the required Interest Coverage Ratio to 1.25:1 for the quarter ended June 30, 2003, after which the ratio would revert back to 2.0:1.

In July 2003 as a result of the Company not being in compliance with the Interest Coverage Ratio at June 30, 2003, the Company requested the bank to restructure the Company’s covenants and debt structure.  The bank agreed to restructure the terms of the covenants and debt as follows:

Under the modified loan agreements, the principal amount available to borrow under the line of credit agreement was reduced from $7.0 million to $5.0 million and the related interest rate was increased by 0.15% to 30-day LIBOR plus 2.35% (3.47% at September 30, 2003).   The working capital line of credit is collateralized by accounts receivable and certain equipment, and expires in May 2004.  The Company has the capacity to borrow, at any given time, the lesser of the established line of credit or eligible accounts receivable, generally defined as 75% of accounts receivable that are less than 120 days old.  At September 30, 2003, the Company had approximately $3.0 million available to draw against the credit line.

The definition of the Funds Flow Coverage Ratio was modified and the revised Funds Flow Coverage Ratio was initially measured on September 30, 2003, and at each subsequent quarter-end.  The Company is required to maintain a minimum Funds Flow Coverage Ratio of 1.5:1.

The Interest Coverage Ratio was deleted in its entirety.

The Tangible Net Worth Covenant was modified to increase the minimum tangible net worth of the Company, at all times, to $8,500,000.

A Net Loss Covenant was added which states that the after tax net loss for any fiscal quarter shall not exceed $200,000, and a maximum after tax net loss for fiscal year 2003 shall not exceed $350,000.

The modified agreement also states that the Company shall not make capital expenditures in excess of $125,000 in any fiscal quarter.  However, this amount may be increased by $150,000 if the company receives an equivalent amount of cash as a result of stock options exercised by option holders of the Company.

At September 30, 2003, the Company was in compliance with all bank convents.

9. Subsequent Events

On October 28, 2003 the Company signed a letter of intent with Docuforce, LLC, to be acquired in a cash transaction valued at approximately $16,000,000. Under the terms of the proposed transaction, stockholders of On-Site Sourcing are expected to receive $2.75 per share, subject to dollar-for-dollar adjustment based on changes in total stockholders’ equity from September 30, 2003 to the closing of the transaction. In addition, the transaction is subject to due diligence and financial review by Docuforce LLC, approval by On-Site Sourcing’s stockholders and Docuforce’s principals, negotiation and execution of a definitive merger agreement and certain other customary conditions including certain key executives entering into employment agreements with the acquirer. The transaction is expected to close in late February or early March 2004.

On November 4, 2003 the Company entered into an agreement for the sale and subsequent leaseback of the Company’s land and headquarters office and production facility located in  Alexandria, VA. The transaction is contingent on a customary 30-day feasibility study to be conducted by the buyer and is expected to close in late December 2003.  The sale price is estimated to be $9,900,000, comprised of assignment to the buyer of the mortgage of approximately $5,200,000 and the interest rate swap contract liability of approximately $850,000, and cash proceeds of approximately $3,850,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

On-Site Sourcing, Inc. (On-Site, the Company, we, us, or our) provides document and information management services through its facilities in the greater Atlanta, Baltimore, New York City, Philadelphia, Washington, D.C., Chicago, and Wilmington metropolitan areas, and served clients on the West Coast through its Tempe, Arizona facility (through October 15, 2002).  We help clients in information-intensive industries manage large volumes of documents and information, allowing them to concentrate on their core business operations. Our target clients typically generate large volumes of documents and information that require specialized processing, distribution, storage, and retrieval.  Our typical clients include law firms, insurance companies, healthcare organizations, non-profit organizations, accounting, consulting and finance firms and other organizations throughout the United States.  We also provide commercial printing services utilizing digital printing technology in our facilities in the Washington, D.C. area.  Effective October 15, 2002, the Company ceased production at its facility in Tempe, Arizona as result of a strategic decision to focus on larger geographic markets for growth. The production facility represented a component of the Imaging Services Segment. On October 8, 2003 the Company divested the offset printing operation located in Gaithersburg, MD (see Note 6).

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

Included in “Accounts receivable, net” on our Balance Sheets is an allowance for doubtful accounts.  Senior management reviews the accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectable.  After all attempts to collect the receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, we believe our allowance for doubtful accounts as of September 30, 2003 is adequate.  However, no assurances can be given that actual write-offs will not exceed the recorded allowance.

Accounting for Goodwill

The Company records impairment losses on goodwill when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.  The fair value for goodwill is estimated using the discounted cash flow model, with the Company’s own assumptions.  At September 30, 2003 the Company noted no conditions or change in circumstances that would render an impairment assessment.  Change in management’s judgment may lead to significantly different results.

Accounting for Derivative Instrument and Hedging Activity

The Company uses an interest rate swap to convert its variable-rate interest payments on its mortgage ($5,253,526 at September 30, 2003) to fixed-rate interest payments. This interest rate swap was designated as a cash-flow hedge and qualified for the short-cut method of assessing effectiveness.

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

Long-lived Assets

Long-lived assets (primarily property and equipment) are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. The Company views the following as conditions that necessitate impairment: a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices, discounted estimates of future cash flows or other methods. For the three and nine months ended September 30, 2003, the Company did not note any events or changes in circumstances indicating the carrying amount of long-lived assets were not recoverable.  The carrying amount of long-lived assets is based on management’s judgment as to estimated future performance of the business.  Changes in judgments regarding future performance may lead to a different result.

Accounting for Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be reversed. The Company provides a valuation allowance for deferred tax assets for amounts it considers unrealizable.  As of September 30, 2003, the Company did not provide any valuation allowance for the deferred tax assets.  This assessment is based on management’s best estimate of forecasted taxable income.   There can be no guarantee that the actual results will not be materially different from forecasted results.

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

Results of Operations For the Three and Nine Months Ended September 30, 2003 and 2002.

Revenue

Revenue reported for the three months ended September 30, 2003 was $8.9 million, a $0.9 million, or 11.0% increase from the $8.0 million reported in the comparable period in 2002.  Revenue reported for the nine months ended September 30, 2003 was $25.8 million, a $0.3 million, or 1.0% decrease from the $26.1 million reported in the comparable period in 2002.  The increase in revenue for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was due to an increased demand for our service and partially due to revenue generated by the Company’s newly opened offices in Chicago, IL and Wilmington, DE.  The decrease for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was due to a overall reduced general demand for our services related to large transactional matters and reduced pricing on services as a result of competitive pricing pressures.

Gross Profit

Gross profit for the three months ended September 30, 2003 was $3.3 million, a $0.5 million, or 18.7%, increase from the $2.8 million reported in the comparable period in 2002.  Gross profit for the nine months ended September 30, 2003 was $9.1 million, a $1.5 million, or 13.9%, decrease from the $10.6 million reported in the comparable period in 2002.  Gross profit as a percentage of sales was 36.9% and

34.5% for the three months ended September 30, 2003 and 2002, respectively.  Gross profit as a percentage of sales was 35.5% and 40.8% for the nine months ended September 30, 2003 and 2002, respectively.  The increase in gross profit for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 was attributable to increased revenue, increased higher margin service offerings, and the positive impact of cost cutting measures implemented by the Company.  For the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, the reduction in gross profit was mostly attributable to overall decreased revenues, increased price competition, and increased selling of labor-intensive services and less higher profit margin service offerings, such as electronic file processing.

Sales and Marketing Expenses

Sales and marketing expense for the three months ended September 30, 2003 remained unchanged at  $1.1 as compared to the three months ended September 30, 2002.  Sales and marketing expense as a percentage of sales was 12.6% and 13.9% for the three months ended September 30, 2003 and 2002, respectively.  Sales and marketing expense for the nine months ended September 30, 2003 was $3.3 million, a $0.1 million, or 3.9%, decrease from the $3.4 million reported in the comparable period in 2002.  Sales and marketing expense as a percentage of sales was 12.6% and 13.0% for the nine months ended September 30, 2003 and 2002, respectively.

Sales and marketing expense consists primarily of salaries, sales commissions, and other related costs associated with the selling of the Company’s services, such as travel and entertainment.  Sales commissions paid to the Company’s account executives are calculated on a per-job basis and fluctuate depending on the profitability of the particular job.  Sales and marketing expense decreased for the three and nine months ended September 30, 2003 compared to the comparable period in 2002 due to the transition of several account executives from base salary to commission only, and cost cutting measures  with regard to marketing and related expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2003 was $1.5 million, a $0.5 million or 22.7%, decrease from the $2.0 million reported in the comparable period in 2002.  General and administrative expenses as a percentage of sales were 17.0% and 24.4% for the three months ended September 30, 2003 and 2002, respectively.  General and administrative expenses for the nine months ended September 30, 2003 was $4.8 million, a $1.2 million or 19.4%, decrease from the $6.0 million reported in the comparable period in 2002.  General and administrative expenses as a percentage of sales were 18.8% and 23.1% for the nine months ended September 30, 2003 and 2002, respectively.  Significant factors that contributed to the decreased expense for the three and nine months ended September 30, 2003 include the following:

A decrease of approximately $128,000 and $94,600 for the three and nine months ended September 30, 2003, respectively, is attributable to the reduction of administrative salaries.  This reduction is attributable to the elimination of several highly compensated administrative positions along with the closing of the Arizona office.

A decrease of approximately $4,300 and $309,000 for the three and nine months ended September 30, 2003, respectively, is attributable to the reduction in bonus payments awarded to the divisional managers.  This reduction  is due to a majority of the divisional managers not meeting their performance goals set in their bonus plans for fiscal year 2003.  Unlike prior years, the bonus plans for 2003 are based on the performance of each segment.  Prior year bonus plans were based on the performance of each location.

A decrease of approximately $36,300 and $144,900 for the three and nine months ended September 30, 2003, respectively, is attributable to the decreased travel incurred by executive and management level employees visiting the Company’s various production locations.

A decrease of approximately $38,200 and $99,100 for the three and six months ended September 30, 2003, respectively, is attributable to the Company’s decrease in depreciation expense.  Over the past nine months, the Company has made a significant effort to reduce the amount of capital expenditures.  As a result, the company has experienced an insignificant increase in depreciation expense arising from new capital expenditures.  Furthermore, the Company’s depreciable base has been consistently decreasing as its existing assets have become fully depreciated and/or disposed of.  This, coupled with the Company’s decreasing capital expenditures, has resulted in a reduction in depreciation expense.

A decrease of approximately $73,600 and $155,300 for the three and nine months ended September 30, 2003, respectively, is attributable to the Company’s decrease in office expense.  The Company’s office expenses include company-sponsored events, promotional items, building maintenance and payroll processing fees.  The closing of the Arizona office and the increased cost reduction efforts have contributed to the Company’s decrease in office and general and administrative expenses.

Other Income

Other income for the three months ended September 30, 2003 was approximately $55,000, a $75,000 increase from the amount reported in the comparable period in 2002.  Other income for the nine months ended September 30, 2003 was approximately $95,000, an $83,000 increase from the approximately $12,000 reported in the comparable period in 2002.  Other income consists primarily of rental income and the gain or loss from fixed asset dispositions.  The Company’s rental income is generated from subletting a portion of the property owned at 832 North Henry Street, Alexandria, VA.  The Company currently has one tenant who will begin a month-to-month lease beginning in November 2003.  The increased income for the three and nine-month periods ending September 30, 2003 was attributable to a gain on the sale of assets, whereas a loss was recognized from the sale of assets in the comparable periods in 2002.

Interest expense for the three months ended September 30, 2003 was approximately $157,000, a $26,000 decrease from the approximate $183,000 reported in the comparable period in 2002.  Interest expense for the nine months ended September 30, 2003 was approximately $491,000, a $79,000 decrease from the approximately $570,000 reported in the comparable period in 2002.  The reduction in interest expense is due to lower debt balances and overall lower interest rates related to borrowings under term notes and other similar debt arrangements. In addition, the Company has reduced its line of credit and term notes outstanding balances as compared to 2002.  The Company’s line of credit balance was $2,129,828 and $3,882,165 as of September 30, 2003 and 2002, respectively.

Income Taxes

The Company had income tax expense of $160,700 and an income tax benefit of $180,796 for the three months ended September 30, 2003 and 2002, respectively.  This increase is attributable to the Company’s increased income before tax for the respective periods.  The Company had income tax expense of $178,193 and $149,679 for the nine months ended September 30, 2003 and 2002, respectively.

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

As of September 30, 2003, the Company had approximately $4,700 in cash (primarily petty cash).  To ensure that working capital is available to fund the Company’s operations, the Company has a $5.0 million working capital line of credit (Line of Credit) that expires May 2004.  The Company has the capacity to borrow, at any given time, the lesser of 1) the established line of credit or 2) the eligible accounts receivable - generally defined as 75% of accounts receivable less than 120 days old.  As of September 30, 2003 the Company had approximately $3.0 million available under the Line of Credit, bearing interest at the lesser of the bank’s prime interest rate or the 30-day LIBOR plus 2.35%.

As of September 30, 2003, the Company had an outstanding mortgage note payable (Mortgage) of $5,253,526.  The Mortgage was entered to fund the purchase of property located at 832 North Henry Street,  Alexandria, Virginia.  In order to manage interest costs and hedge exposure to changing interest rates, the Company also entered into an interest rate swap, whereby the interest rate is fixed at 9.48%.  Under the terms of the Mortgage and the related interest rate swap agreement, the Company is required to make monthly principal and interest payments of $60,495 for a period of seven years, and a lump-sum payment of $4,155,254 at the Mortgage termination in October 2007.

As of September 30, 2003, the Company also had one term note (Note) with a remaining principal amount of $1,533,333. The note bears interest at a fluctuating annual rate equal to the 1 – Month LIBOR plus 2.35% and matures on July 31, 2005.

The Credit, Mortgage, and Note were all obtained from the same bank.  As of September 30, 2003 the total bank borrowings were $8,916,687.  The underlying agreements related to these borrowings require certain financial covenants and include cross-default provisions to protect the lender.

In July 2003 as a result of the Company not being in compliance with the Interest Coverage Ratio at June 30, 2003, the Company requested the bank to restructure the Company’s covenants and debt structure.  The bank agreed to restructure the terms of the covenants and debt as follows:

Under the modified loan agreements, the principal amount available to borrow under the line of credit agreement was reduced from $7.0 million to $5.0 million and the interest rate increased to the 30-day LIBOR plus 2.35% (3.47% at September 30, 2003), an increase of 0.15%.  The working capital line of credit is collateralized by accounts receivable and certain equipment, and expires in May 2004.  The Company has the capacity to borrow, at any given time, the lesser of the established line of credit or eligible accounts receivable, generally defined as 75% of accounts receivable that are less than 120 days old.  At September 30, 2003, the Company had approximately $3.0 million available to draw against the credit line.

The definition of the Funds Flow Coverage Ratio was modified and the revised Funds Flow Coverage Ratio was initially measured on September 30, 2003, and at each subsequent quarter-end.  The Company is required to maintain a minimum Funds Flow Coverage Ratio of 1.5:1.

The Interest Coverage Ratio was deleted in its entirety.

The Tangible Net Worth Covenant was modified to increase the minimum tangible net worth of the Company, at all times, to $8,500,000.

A Net Loss Covenant was added which states that the after tax net loss for any fiscal quarter shall not exceed $200,000, and a maximum after tax net loss for fiscal year 2003 shall not exceed $350,000.

The modified agreement also states that the Company shall not make capital expenditures in excess of $125,000 in any fiscal quarter.  However, this amount may be increased by $150,000 if the company receives an equivalent amount of cash as a result of stock options exercised by option holders of the Company.

At September 30, 2003 the Company was in compliance with all bank covenants.

The following summarizes the Company’s payment (principal and interest) obligations and commitments under contract, including debt and lease arrangements, as of September 30, 2003.  The Company expects to fund such obligations from cash generated from the operating activities and the line of credit.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Line of Credit	$2,129,828	2,129,828	—	—	—
Building Mortgage	7,119,510	725,940	2,177,820	4,215,750	—
Long-Term Debt	1,522,468	843,576	678,892	—	—
Lease Commitments	5,844,131	1,925,206	3,418,537	339,526	160,862
Total Contractual Cash Obligations	$16,615,937	$5,624,550	$6,275,249	$4,555,276	$160,862

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s activities expose it to market risks that are related to the effects of changes in interest rates.  The Company does not have cash flow exposure due to interest rate changes for its mortgage note ($5,253,526 at September 30, 2003) as the Company uses an interest rate swap to fix the variable interest rate on the note (30 day LIBOR plus 2.5%) at 9.48%.  Other debt arrangements, such as working capital line of credit and short-term notes are used to support general operation needs, including capital expenditures and working capital needs.  The carrying amounts for cash and cash equivalents, accounts receivable and notes payable reported in the balance sheets approximate fair value.

The table below presents principal amounts and related average interest rates by year of maturity for our long-term obligations at September 30, 2003:

	2003	2004	2005	2006	2007
Mortgage note	$56,010	$235,119	$260,184	$286,307	$4,415,906
Average interest rate	9.48%	9.48%	9.48%	9.48%	9.48%

Term note	200,001	800,004	466,669
Average interest rate	3.65%	3.95%	4.95%

Interest rate swap (pay fixed/receive variable)	$56,010	$235,119	$260,184	$286,307	$4,415,906
Average pay rate	9.48%	9.48%	9.48%	9.48%	9.48%
Average receive rate	3.15%	3.45%	4.45%	5.74%	6.27%

The carrying amounts and fair value of our financial instruments are as follows:

	September 30, 2003		September 30, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Line of credit	$2,129,828	$2,129,828	$3,882,165	$3,882,165
Term note	1,533,333	1,533,333	3,059,081	3,059,081
Mortgage note	5,253,526	5,253,526	5,464,836	5,464,836
Interest rate swap	(820,156)	(820,156)	(925,757)	(925,757)

Based upon the composition of the Company’s variable-rate debt outstanding at September 30, 2003, which is primarily borrowings under the working capital line of credit and term notes, we do not believe that a hypothetical increase in the bank’s prime rate of interest or the 30-day LIBOR would be material to net income.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On October 28, 2003 the Company signed a letter of intent with Docuforce, LLC, to be acquired in a cash transaction valued at approximately $16,000,000. Under the terms of the proposed transaction, stockholders of On-Site Sourcing are expected to receive $2.75 per share, subject to dollar-for-dollar adjustment based on changes in total stockholders’ equity from September 30, 2003 to the closing of the transaction. In addition, the transaction is subject to due diligence and financial review by Docuforce LLC, approval by On-Site Sourcing’s stockholders and Docuforce’s principals, negotiation and execution of a definitive merger agreement and certain other customary conditions including certain key executives entering into employment agreements with the acquirer. The transaction is expected to close in late February or early March 2004.

On November 4, 2003 the Company entered into an agreement for the sale and subsequent leaseback of the Company’s land and headquarters office and production facility located in  Alexandria, VA. The transaction is contingent on a customary 30-day feasibility study to be conducted by the buyer and is expected to close in late December 2003.  The sale price is estimated to be $9,900,000, comprised of assignment to the buyer of the mortgage of approximately $5,200,000 and the interest rate swap contract liability of approximately $850,000, and cash proceeds of approximately $3,850,000.

Item 6.  Exhibits and Reports

(A)      EXHIBITS

Exhibit 10.30 Agreement for the Sale and Purchase of the Gaithersburg Business, dated October 8, 2003 with Colornet Printing and Graphics, Inc.

Exhibit 31.1 Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2 Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1 Certication Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

(B)      REPORTS ON FORM 8-K

On October 8, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission to report the sale of the Company’s Offset Printing Division.  The Current Report on Form 8-K attaches as an exhibit the press release regarding the sale.

On November 4, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission to report the signing of a letter of intent with Docuforce, LLC to be acquired in a cash transaction valued at approximately $16,000,000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON-SITE SOURCING, INC.
(Registrant)

/s/ Jason Parikh
Date November 14, 2003	Jason Parikh Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)